Form 10-K
DAMSON BIRTCHER REALTY INCOME FUND I
filed 1995-03-31
CIK 745932

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               ________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                               ________________

For the fiscal year ended December 31, 1994       COMMISSION FILE NUMBER 0-13563


                      DAMSON/BIRTCHER REALTY INCOME FUND-I

             (Exact name of registrant as specified in its charter)

          Pennsylvania                                          13-3264491
          ------------                                          ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

27611 La Paz Road, Laguna Niguel, California                       92656
--------------------------------------------                       -----
  (Address of principal executive offices)                       (Zip Code)

                                 (714) 831-8031
                        (Registrant's telephone number)


          Securities registered pursuant to Section 12(b) of the Act:


                                                   Name of each exchange
Title of each class                                 on which registered
-------------------                               ---------------------
         NONE                                             NONE
         ----                                             ----


          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days.

                               Yes  X      No
                                  -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's registration statement on Form S-11 (Commission File No. 2-91065), dated June 22, 1985, as supplemented, filed under the Securities Act of 1933 are incorporated by reference into PART IV of this report.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994


                                     INDEX

                                                                                                          Page
                                                                                                          ----

PART I
          Item 1.        Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2
          Item 2.        Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3
          Item 3.        Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4
          Item 4.        Submission of Matters to a Vote of
                           Security Holders   . . . . . . . . . . . . . . . . . . . . . . . . . . .         4


PART II

          Item 5.        Market for the Registrant's Limited Partnership
                           Interests and Related Security Holder Matters  . . . . . . . . . . . . .         4
          Item 6.        Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . .         5
          Item 7.        Management's Discussion and Analysis of Financial
                           Condition and Results of Operations  . . . . . . . . . . . . . . . . . .         6
          Item 8.        Financial Statements and Supplementary Data  . . . . . . . . . . . . . . .       F-1
          Item 9.        Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . .        12


PART III

          Item 10.       Directors and Executive Officers of the Registrant   . . . . . . . . . . .        12
          Item 11.       Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . .        12
          Item 12.       Security Ownership of Certain Beneficial Owners
                           and Management   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13
          Item 13.       Certain Relationships and Related Transactions   . . . . . . . . . . . . .        13


PART IV

          Item 14.       Exhibits, Financial Statement Schedules and
                           Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .        13
            ---          Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


                                     PART I
Item 1.          Business

Damson/Birtcher Realty Income Fund-I (the "Partnership") is a limited partnership formed on May 7, 1984, under the laws of the Commonwealth of Pennsylvania. The General Partner of the Partnership is Damson/Birtcher Partners, a general partnership consisting of LF Special Fund II, L.P., a California limited partnership and Birtcher Partners, a California general partnership. The Partnership is engaged in the business of operating income-producing office buildings, research and development facilities, shopping centers and other commercial or industrial properties acquired by the Partnership in 1984 and 1985. Each of the Partnership's properties was specified in its prospectus (Commission File No. 2-91065) dated June 22, 1985, as amended. See Item 2 for a description of the properties acquired by the Partnership.

The Partnership commenced operations on December 18, 1984. As of September 17, 1985, the Partnership was fully subscribed and had admitted Limited Partners with total capital contributions of $97,198,000.

The Partnership acquired the properties during the period from December 19, 1984 through September 18, 1985, entirely for cash, free and clear of mortgage indebtedness. In September 1987, the Partnership borrowed $4,000,000 pursuant to a loan agreement secured by a First Deed of Trust on the Certified Distribution Center in Salt Lake City, Utah. The net proceeds were used primarily for capital improvements and leasing commissions on certain of the Partnership's properties, the Partnership's working capital reserves and certain general and administrative expenses. On July 30, 1993, the Partnership refinanced this loan to obtain a more favorable interest rate. Additionally, the Partnership may incur unsecured indebtedness from time to time to supplement its working capital needs. See Note 5 to Financial Statements in
Item 8.

The Partnership's objectives in operating the properties are: (i) to make regular quarterly cash distributions to the Partners, of which a portion will be tax sheltered; (ii) to achieve capital appreciation over a holding period of at least five years; and (iii) to preserve and protect the Partnership's capital. An Information Statement, dated May 5, 1993, mandates that the General Partner shall seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date, are not sold or under contract for sale by the end of 1996.

The Partnership derives most of its revenue from rental income. Both Certified Warehouse and Transfer Company,Inc. ("Certified") and FIserv, Inc. ("FIserv", formerly dba Citicorp CIR, Inc.) represent significant portions of such income. Rental income from Certified totaled $984,000 in 1994, $984,000 in 1993 and $966,000 in 1992, or approximately 16%, 15% and 13%, respectively, of the Partnership's total rental income. Rental income from FIserv totaled $886,000 in 1994, $916,000 in 1993 and $1,172,000 in 1992, or approximately 14%, 14% and
16%, respectively, of the Partnership's total rental income.

The Partnership's investments in real estate are subject to competition for tenants from similar types of properties in the vicinities in which they are located. The Partnership has no investments in real estate located outside the United States.

The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership and operating the Partnership's properties. The General Partner and its affiliates receive compensation in connection with such activities. See Item 11 and Note 3 to the Financial Statements in Item 8 for a description of such charges.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
Item 2.          PROPERTIES

                                                                                                           Number of
                                                                                               Net          Tenant        Percentage
                                                                                            Rentable        Leases         Occupied
                                     Purchase                                                Area in         as of           as of
Name/Location/Date Acquired          Price(1)              Description                       Sq. Ft.       12/31/94        12/31/94
---------------------------         -----------     -----------------------------------     --------       --------       ---------
Washington Technical Center,        $ 3,874,000     Four business center buildings            50,973            7             96%
   Phase I                                          located on 4.87 acres of land.
Renton, Washington
December 19, 1984

Arlington Executive Plaza             7,315,000     Seven single-story office buildings       72,977           26             61%
Arlington Heights, Illinois                         located on 7.2 acres of land.
February 15, 1985

Certified Distribution Center         9,327,000     Two warehouse/distribution buildings     312,260            2            100%
Salt Lake City, Utah                                located on 12.65 acres of land.
April 2, 1985

Ladera Shopping Center,               8,543,000     A neighborhood retail shopping center     89,595           17             93%
  Phase I                                           located on 10.9 acres of land.
Albuquerque, New Mexico
May 10, 1985

The Cornerstone                      17,618,000     A seven-building specialty retail        114,916           26             75%
Tempe, Arizona                                      center located on 10.9 acres of land.
July 19, 1985

Terracentre                          20,037,000     A 15-story office building located        95,915           14             54%
Denver, Colorado                                    on .41 acres of land.
September 6, 1985

Oakpointe                             9,517,000     Office building located on 6.8 acres      96,213            2             76%
Arlington Heights, Illinois                         of land.
September 18, 1985
                                    -----------                                              -------
TOTAL                               $76,231,000                                              832,849
                                    ===========                                              =======

SEE NOTE TO TABLE ON THE FOLLOWING PAGE.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


Item 2.          PROPERTIES (Cont'd.)

NOTE TO TABLE ON THE PRECEDING PAGE

         (1) The purchase price does not include an allocable share of the $4,860,000 of acquisition fees paid to the General Partner. Also, for certain properties, the purchase price has been reduced by cash received at acquisition under rental agreements for non-occupied space.


Item 3.          LEGAL PROCEEDINGS

The Partnership is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business. It is the General Partner's belief that the outcome of these proceedings, will not be material to the business, financial condition, or results of operations of the Partnership.

NASD Matter. In a matter not directly involving the Partnership or its General Partner, in 1991, the National Association of Securities Dealers, Inc. (the "Association") Business Conduct Committee for the Northern District of California initiated a complaint against a broker-dealer affiliate of LF Special Fund II, L.P., (a general partner of the General Partner of the Partnership), alleging violations of the Association's Rules of Fair Practice. Specifically, the complaint alleged that the affiliate (i) bought and sold limited partnership units (but not interests in the Partnership) in the secondary market, from or to unaffiliated parties, subject to mark-ups or mark-downs in excess of the Association's guidelines and (ii) failed to disclose the amount or existence of such mark-ups and mark-downs to buyers and sellers of limited partnership units. Brent Donaldson and Richard Wollack, executive officers of LF Special Fund II, L.P., were also named as respondents in the complaint in their capacities as principals of the affiliate. The complaint was settled as of January 3, 1992 on the following terms: the Association made findings, which were neither admitted nor denied, of violations by the affiliate and Mr. Donaldson of the Association's guidelines with respect to mark-ups or mark-downs, and of the failure of the affiliate (but not Mr. Donaldson) to disclose the amount of such mark-ups or mark-downs. Both allegations were dismissed as to Mr. Wollack. The settlement further provided that the affiliate would be censured and fined $125,000 and that Mr. Donaldson would be censured and fined $7,500.


Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

There is no public market for the limited partnership interests and a market is not expected to develop as such limited partnership interests are not publicly traded or freely transferable.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS (Cont'd.)

As of February 28, 1995, the number of holders of the Partnership's interests is as follows:

                          General Partner               1
                          Limited Partners         10,953
                                                   ------
                                                   10,954
                                                   ======

The Partnership makes quarterly cash distributions to its partners out of distributable cash pursuant to the Partnership's Agreement of Limited Partnership. Distributable cash is generally paid 99% to the Limited Partners and 1% to the General Partner.

The Partnership has paid the following quarterly cash distributions to its Limited Partners:



CALENDAR
QUARTERS            1990           1991           1992           1993           1994           1995
--------          --------       --------       --------       --------       --------       --------
First             $671,000       $730,000       $487,000       $662,000       $370,000       $253,000
Second             856,000        486,000              -        486,000        370,000              -
Third              895,000        486,000              -        350,000        360,000              -
Fourth             730,000        487,000        642,000        370,000        369,000              -

The Limited Partners and the General Partner are entitled to receive quarterly cash distributions, as available, in the future.


Item 6.          SELECTED FINANCIAL DATA


                                                                       YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------------------------------------------------------
                                     1994                 1993                1992                 1991                1990
                                  ------------         -----------        -------------         -----------         -----------
Total Revenues                    $ 6,307,000          $6,525,000         $  7,403,000          $ 7,606,000         $ 7,253,000
                                  ============         ===========        =============         ===========         ===========

Net Income (Loss):
  General Partner                 $   (56,000)         $   (2,000)        $   (138,000)         $     4,000         $     6,000
  Limited Partners                 (5,535,000)           (193,000)         (13,654,000)             374,000             546,000
                                  ------------         -----------        -------------         -----------         -----------
                                  $(5,591,000)         $ (195,000)        $(13,792,000)         $   378,000         $   552,000
                                  ============         ===========        =============         ===========         ===========

Total Distributions:
  General Partner                 $    15,000          $   19,000         $     11,000          $    22,000         $    32,000
                                  ============         ===========        =============         ===========         ===========
  Limited Partners                $ 1,469,000          $1,868,000         $  1,129,000          $ 2,189,000         $ 3,152,000
                                  ============         ===========        =============         ===========         ===========

                                                                           DECEMBER 31,
                                  ---------------------------------------------------------------------------------------------
                                     1994                 1993                1992                 1991                1990
                                  ------------         -----------        -------------         -----------         -----------
Total Assets                       $44,292,000         $51,460,000         $54,144,000          $69,157,000         $70,871,000
                                   ===========         ===========         ===========          ===========         ===========
Secured Loan Payable               $ 3,285,000         $ 3,440,000         $ 4,000,000          $ 4,000,000         $ 4,000,000
                                   ===========         ===========         ===========          ===========         ===========

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Since the completion of its acquisition program in September 1985, the Partnership has been primarily engaged in the operation of its properties. The Partnership intends to hold its properties as long-term investments, although properties may be sold at any time, depending upon the General Partner's judgment of the anticipated remaining economic benefits of continued ownership. That notwithstanding, the Information Statement, dated May 5, 1993, as described below, mandates that the General Partner shall seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993 which constituted at least one half of the aggregate appraised values of all Partnership properties as of that date are not sold or under contract for sale by the end of 1996. Working capital is and will be principally provided from the operation of the Partnership's properties and the working capital reserve established for the properties. The Partnership may incur mortgage indebtedness relating to such properties by borrowing funds primarily to fund capital improvements or to obtain financing proceeds for distribution to the partners.

Distributions for the year ended December 31, 1994, represent net cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. Future cash distributions will be made to the extent available from net cash flow generated from operations of the Partnership's properties and interest earned on the investment of capital reserves, after providing for capital reserves and payment for capital improvements and repairs to the Partnership's properties. See Item 5 for a description of the Partnership's distribution history. The Partnership believes that the cash generated from its operations will provide the Partnership the funds necessary to meet all of its ordinary obligations.

Certain of the Partnership's properties are not fully leased. The Partnership is actively marketing the vacant space in these properties, subject to the competitive environment in each of the market areas. To the extent the Partnership is not successful in maintaining or increasing occupancy levels at these properties, the Partnership's future cash flow and distributions may be reduced.

The Partnership is currently planning a significant renovation of The Cornerstone, located in Tempe, Arizona. The Partnership has submitted detailed construction plans to the City of Tempe for approval, which it expects to receive within the next 60 days. The General Partner currently estimates the cost of the planned capital improvements which include exterior facade modifications, hardscape and softscape changes and signage upgrades, to be approximately $1,500,000, plus an additional $500,000 for tenant improvements and leasing commissions. To pay these expenses the Partnership may reduce or entirely suspend distributions for two or more quarters, as early as the second quarter 1995.

On June 24, 1993, the Partnership completed its solicitation of written consents from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement, dated May 5, 1993. Those proposals have been implemented by amending the Partnership Agreement as contemplated by the Information Statement. The amendments include, among other things, the future payment of asset management and leasing fees to the General Partner and the elimination of the General Partner's residual interest and deferred leasing fees that were previously subordinated to return of the Limited Partners' 9% Preferential Return. See Item 8, Note 3 to the Financial Statements for discussion of fees paid to the General Partner for the year ended December 31, 1994.

January 1, 1995 Property Appraisals and Net Asset Value

In accordance with the terms of the Partnership Agreement, each year the Partnership secures an independent appraisal of each of the partnership's properties as of January 1. In past years, the independent appraiser has estimated each property's "Investment Value," utilizing a seven to ten-year cash flow model to estimate value based upon an income approach.

The amendment to the Partnership Agreement consented to by the Limited Partners in June 1993 mandates, among other things, that the General Partner seek a vote of (and provide an analysis and recommendation to) the Limited Partners no later than December 31, 1996 regarding the prompt liquidation of the Partnership in the event that properties with (then) current appraised values constituting at least one-half of the total (then) current appraised values of all of the Partnership's properties are not sold or under contract for sale by the end of 1996.

Given this mandate, the General Partner has requested that the appraiser provide an assessment of value that reflects a shorter investment holding term. Although the General Partner does not currently have a specific liquidation plan for the Partnership's properties, it requested that the appraiser assume that the entire portfolio would be sold over the next four years.

Using the shorter-term investment methodology that is consistent with the mandate of the 1993 amendment to the Partnership agreement, the appraiser estimated the value of the Partnership's properties at January 1, 1995 to be $40,505,000, or $4,167 per $10,000 original investor subscription.

The foregoing appraised value of the properties indicates an estimated net asset value of the Partnership of $37,997,000 or $3,909 per $10,000 of original investor subscription. (Net asset value represents the appraised value of the Partnership's properties, cash, and all other assets, less secured loans payable and all liabilities.) This equates to a net asset value of $195 per $500 par value of Partnership Interest. This compares to original purchase prices aggregating $7,979 and the January 1, 1994 appraised value of $4,842 per $10,000 of original investor subscription. Had the previously used appraisal methodology, which assumes a seven to ten-year holding period, been employed, the estimated net asset value would have been $4,367 per $10,000 of original investor subscription.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)

In September 1987, the Partnership borrowed $4,000,000 pursuant to a loan agreement secured by a First Deed of Trust on the Certified Distribution Center in Salt Lake City, Utah. The net proceeds were used primarily for capital improvements and leasing commissions on certain of the Partnership's properties, the Partnership's working capital reserves and certain general and administrative expenses. That loan matured on December 1, 1990, however, the General Partner obtained a loan extension that was to mature December 1, 1993. On July 20, 1993, the Partnership obtained a new loan secured by a First Deed of Trust on the Certified Distribution Center in Salt Lake City, Utah. The new loan, in the amount of $3,500,000, carries a fixed interest rate of 9% per annum over a 13-year fully amortizing term. The Partnership's first payment of $38,000 was paid on September 1, 1993, with monthly installments due thereafter. Proceeds from the new loan and $500,000 of existing Partnership cash reserves were used to retire the Partnership's existing debt of $4,000,000. The General Partner also negotiated a waiver of the prepayment penalty in the approximate amount of $200,000 that had been due to the previous lender under the terms of the old mortgage. All other terms and conditions of the loan documents remained substantially the same.

Results of Operations

Year Ended December 31, 1994

The decrease in rental income for the year ended December 31, 1994, as compared to 1993, was primarily attributable to reduced rental income at Oakpointe and Washington Technical Center. At Oakpointe, revenue decreased by $71,000, primarily as a result of two factors. The FIserv, INC. lease was successfully renegotiated in 1993, in exchange for a reduced rental rate. In addition, the Illinois Department of Employment Security lease encompassing 14,580 square feet was terminated in March 1994. The tenant vacated the premises, which resulted in an occupancy decrease to 76%. At Washington Technical Center, rental income decreased by $139,000. This decrease was a result of the following factors: Legent Corporation and Boeing Support Services terminated their leases upon expiration in October 1993 and Jon Marie Portrait terminated its lease prior to the scheduled expiration date in late 1993. The aforementioned decreases were partially offset by an increase in rental income as a result of successful negotiation on three new leases encompassing 25,698 square feet in September and November 1994 at Washington Technical Center.

Interest income resulted from the temporary investment of Partnership working capital. Interest and other income was generally comparable to 1993.

The increase in operating expenses for the year ended December 31, 1994, as compared to 1993, was primarily attributable to the increase in legal and professional services associated with minor tenant disputes and real estate tax appeals relating to the Partnership's properties ($88,000).

The increase in real estate taxes for the year ended December 31, 1994, as compared to 1993, was primarily attributable to an increase in real estate taxes at Oakpointe and Arlington.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1994 (Cont'd.)

General and administrative expenses for the year ended December 31, 1994 include charges of $568,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses were direct charges of $413,000 relating to audit and tax preparation fees, annual appraisal fees, legal fees, insurance expense, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

The decrease in general and administrative expenses for the year ended December 31, 1994, as compared to 1993, was primarily attributable to a decrease in legal fees and professional services, postage, mailing expenses and printing costs associated with the amendment of the Partnership Agreement, which occurred in 1993.

Interest expenses resulted from interest on the first deed of trust on Certified Distribution Center. The decrease in interest expenses for the year ended December 31, 1994, as compared to 1993, was attributable to the retirement of the Partnership's previous loan and a reduced loan balance with a lower interest rate on the take-out financing arrangement.

Provision is made for impairment loss if the General Partner determines that the carrying amount of the Partnership's investment in a real estate asset may not be recoverable. The General Partner obtains third party appraisals on the Partnership's properties as required by the Partnership Agreement. If these appraisals indicate that certain of the Partnership's properties have market values below their then-current carrying values, management considers the appraisals and analyzes the current and anticipated market conditions of the respective properties and determines if an impairment has occurred. At December 31, 1994, after evaluation of Cornerstone Shopping Center, Terracentre and Oakpointe, management estimated a $5,500,000 impairment of value as compared to their respective carrying values.

Year Ended December 31, 1993

The decrease in rental income for the year ended December 31, 1993, as compared to 1992, was primarily attributable to reduced rental income at Oakpointe, Arlington Executive Plaza, Cornerstone Shopping Center and Washington Technical Center. At Oakpointe, the FIserv, Inc. lease (encompassing 62,052 square feet) was successfully renegotiated for an additional six year term in exchange for a reduced rental rate ($355,000). In addition, Incredible Technologies terminated its lease upon scheduled expiration in November 1992 ($145,000). At Arlington Executive Plaza, several tenants terminated their leases prior to or upon their respective scheduled expirations resulting in a decrease in revenues of $225,000 for the year ended December 31, 1993, when compared to 1992. At Cornerstone Shopping Center, early termination of four small leases encompassing 3,380 square feet, resulted in a lower occupancy rate and decrease in rental income ($124,000), when compared to 1992. At Washington Technical Center, Legent Corporation and Boeing Support Services terminated their leases upon expiration in October 1993 and Jon Marie Portrait terminated its lease prior to scheduled expiration date resulting in a 40% decrease in the property's occupancy and a $60,000 decrease in rental income in 1993, when compared to 1992.

Interest income resulted from the temporary investment of partnership working capital. The decrease from 1992 to 1993 was attributable to a decrease in working capital available for short-term investment. The decrease in working capital was primarily a result of the $500,000 payment to the Partnership's lender in July 1993. See Item 7, Capital Resources and Liquidity, for further discussion.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1993 (Cont'd.)

The increase in operating expenses for the year ended December 31, 1993, as compared to 1992, was primarily attributable to an increase in parking cleaning, snow removal, and repairs and maintenance at Oakpointe. In addition, legal and professional services related to tax appeals and tenant disputes were generally higher in 1993, when compared to 1992. The aforementioned increases were partially offset by a decrease in HVAC repairs and maintenance and parking lot rental expense at Terracentre.

The decrease in real estate taxes for the year ended December 31, 1993, as compared to 1992, was primarily attributable to successful tax appeals at Terracentre, Cornerstone and Oakpointe. The aforementioned decreases were partially offset by higher tax assessments at Arlington Executive Plaza and Washington Technical Center.

The decrease in depreciation expenses for the year ended December 31, 1993, as compared to 1992, was a result of the $13,900,000 adjustment to the carrying value of real estate assets in 1992. As part of this adjustment, in December 1992, the depreciable bases (buildings and improvements) of Terracentre Office Building and Arlington Executive Plaza were reduced by $10,700,000 and $2,100,000, respectively, with the remaining adjustment of $1,100,000 allocated to land.

General and administrative expenses for the year ended December 31, 1993 include charges of $580,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses were direct charges of $736,000 relating to audit and tax preparation fees, annual appraisal fees, legal fees, insurance expense, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

The increase in general and administrative expenses for the year ended December 31, 1993, as compared to 1992, was primarily attributable to the payment of asset management fees ($351,000) and leasing fees ($47,000) to the General Partner and its affiliates pursuant to the amended Partnership Agreement. In addition, legal and professional services, printing, postage and mailing expenses increased as a result of the Partnership's solicitation of the Limited Partners for the Information Statements, dated May 5, 1993.

Interest expenses resulted from interest on the first deed of trust on Certified Distribution Center. The decrease in interest expenses for the year ended December 31, 1993, as compared to 1992, was attributable to the retirement of the Partnership's previous loan and a lower interest rate on the take-out financing arrangement.

The General Partner elected to terminate the Partnership's Property Management Agreement with Glenborough Management Corporation ("Glenborough") effective November 1, 1993. On that date, the General Partner caused the Partnership to enter a new property management agreement with Birtcher Properties, an affiliate of the General Partner. Pursuant to the Property Management Agreement, Birtcher Properties will act as the Partnership's exclusive agent to operate, rent, manage and maintain the Partnership's properties. In its capacity as property manager for the Partnership's properties, Birtcher Properties will perform substantially the same services that Glenborough performed during the previous two-year period

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1993 (Cont'd.)

at fees similar to (and not larger than) the fees it used to pay Glenborough, plus certain costs associated with property management, as before. The contract is terminable upon a minimum of 60 days' written notice by either party. As before, the General Partner will continue to oversee the day-to-day management of the Partnership.

Year Ended December 31, 1992

The decrease in rental income for the year ended December 31, 1992, as compared to 1991, was attributable to several factors. At Terracentre, rental income decreased as a result of the scheduled lease expiration of Ralph Parsons ($492,000) in November 1991 and the early lease expiration of Denver Grand Prix ($82,000) and Victor Huff Partnership ($70,000), both of whom experienced financial difficulties in March and May 1992, respectively. In addition to the aforementioned, rental rates were reduced at Certified Distribution Center ($148,000), in exchange for a four-year lease term extension with that property's single tenant. These decreases were partially offset by higher occupancy levels at Arlington Executive Plaza ($198,000), Washington Technical Center ($32,000) and a new lease, executed in March 1992 by Metro State College of Denver ($222,000), encompassing a seven-year term at Terracentre.

Interest income resulted from the temporary investment of Partnership working capital. The increase from 1991 to 1992 was attributable to increased average working capital levels available for short-term investment.

The decrease in operating expenses for the year ended December 31, 1992, as compared to 1991, was primarily the result of reduced on-site property management expenses at Arlington, The Cornerstone and Terracentre. In addition, repair and maintenance expenses were lower at Arlington and Oakpointe during 1992.

The decrease in real estate taxes for the year ended December 31,1992, as compared to 1991, was primarily attributable to a lower tax assessment at Arlington. The aforementioned reduction was partially offset by an increase in taxes at Oakpointe, which resulted from a reassessment in 1992.

General and administrative expenses for the year ended December 31, 1992, included charges of $213,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses were direct charges of $490,000 related to audit and tax preparation fees, legal fees, appraisal fees, liability insurance, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

The reduction in general and administrative expenses for the year ended December 31, 1992, as compared to 1991, primarily resulted from reduced legal fees and other outside services incurred in connection with the Partnership's strategic review in 1991.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1992 (Cont'd.)

At December 31, 1992, after evaluation of Arlington Executive Plaza, and Terracentre Office Building, management estimated an aggregate $13,900,000 impairment of value as compared to their respective carrying values.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                          Page
                                                                                                          ----
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-2

Financial Statements:

        Balance Sheets as of December 31, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . .        F-3

        Statements of Operations for the Years Ended December 31, 1994,
        1993 and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-4

        Statements of Changes in Partners' Capital for the Years Ended
        December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-5

        Statements of Cash Flows for the Years Ended December 31, 1994,
        1993 and 1992   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-6

        Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-7

Schedules:

        III - Real Estate and Accumulated Depreciation as of
        December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-15


Information required by other schedules called for under Regulation S-X is either not applicable or is included in the financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


                          INDEPENDENT AUDITORS' REPORT


To Damson/Birtcher Partners, as General Partner of
Damson/Birtcher Realty Income Fund-I:


We have audited the financial statements of Damson/Birtcher Realty Income Fund-I, a limited partnership as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Damson/Birtcher Realty Income Fund-I as of December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                           KPMG Peat Marwick LLP

Orange County, California
January 25, 1995, except as to
         Note 8 which is as of
         February 28, 1995

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


                                 BALANCE SHEETS




                                                                  DECEMBER 31,
                                                       -------------------------------------
                                                           1994                     1993
                                                       ------------             ------------
ASSETS
------

Investments in real estate, net:
   Land                                                $ 10,016,000             $ 11,196,000
   Buildings and improvements                            57,851,000               61,461,000
                                                       ------------             ------------
                                                         67,867,000               72,657,000

   Less accumulated depreciation                        (25,396,000)             (23,258,000)
                                                       ------------             ------------
                                                         42,471,000               49,399,000

Cash and cash equivalents                                   648,000                1,068,000
Accounts receivable (net of allowance for
   doubtful accounts of $19,000 in 1993)                     84,000                  142,000
Accrued rent receivable                                     416,000                  266,000
Prepaid expenses and other assets                           673,000                  585,000
                                                       ------------             ------------
                                                       $ 44,292,000             $ 51,460,000
                                                       ============             ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable and accrued liabilities               $  1,044,000             $    982,000
Secured loan payable                                      3,285,000                3,440,000
                                                       ------------             ------------
   Total liabilities                                      4,329,000                4,422,000
                                                       ------------             ------------

Partners' capital:
   Limited Partners                                      40,395,000               47,399,000
   General Partner                                         (432,000)                (361,000)
                                                       ------------             ------------
                                                         39,963,000               47,038,000
                                                       ------------             ------------
Commitments and contingencies                                    -                        -
                                                       ------------             ------------
                                                       $ 44,292,000             $ 51,460,000
                                                       ============             ============





The accompanying notes are an integral part of these Financial Statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



                            STATEMENTS OF OPERATIONS




                                                      FOR THE YEARS ENDED DECEMBER 31,
                                           -----------------------------------------------------
                                              1994                 1993                 1992
                                           -----------         -----------          ------------
REVENUES:
   Rental income                           $ 6,215,000          $6,434,000          $  7,297,000
   Interest and other income                    92,000              91,000               106,000
                                           -----------          ----------          ------------

     Total revenues                          6,307,000           6,525,000             7,403,000
                                           -----------          ----------          ------------


EXPENSES:
   Operating expenses                        1,914,000           1,828,000             1,801,000
   Real estate taxes                           959,000             893,000             1,022,000
   Depreciation and amortization             2,241,000           2,326,000             3,384,000
   General and administrative                  981,000           1,316,000               703,000
   Interest                                    303,000             357,000               385,000
   Adjustment to carrying value
     of real estate                          5,500,000                   -            13,900,000
                                           -----------          ----------          ------------

     Total expenses                         11,898,000           6,720,000            21,195,000
                                           -----------          ----------          ------------

NET LOSS                                   $(5,591,000)         $ (195,000)         $(13,792,000)
                                           ===========          ==========          ============

NET LOSS ALLOCABLE TO:

   General Partner                         $   (56,000)         $   (2,000)         $   (138,000)
                                           ===========          ==========          ============

   Limited Partners                        $(5,535,000)         $ (193,000)         $(13,654,000)
                                           ===========          ==========          ============





The accompanying notes are an integral part of these Financial Statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL




                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                           1994, 1993 AND 1992
                                          ------------------------------------------------------
                                           GENERAL              LIMITED
                                           PARTNER              PARTNERS               TOTAL
                                          ----------           -----------          ------------
Balance, December 31, 1991                $(191,000)           $64,243,000          $64,052,000

  Net loss                                 (138,000)           (13,654,000)         (13,792,000)
  Distributions                             (11,000)            (1,129,000)          (1,140,000)
                                          ----------           ------------         ------------


Balance, December 31, 1992                 (340,000)            49,460,000           49,120,000

   Net loss                                  (2,000)              (193,000)            (195,000)
   Distributions                            (19,000)            (1,868,000)          (1,887,000)
                                          ----------           ------------         ------------


Balance, December 31, 1993                 (361,000)            47,399,000           47,038,000

  Net loss                                  (56,000)            (5,535,000)          (5,591,000)
  Distributions                             (15,000)            (1,469,000)          (1,484,000)
                                          ----------           ------------         ------------


Balance, December 31, 1994                $(432,000)           $40,395,000          $39,963,000
                                          ==========           ============         ============





The accompanying notes are an integral part of these Financial Statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



                            STATEMENTS OF CASH FLOWS




                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------------------
                                                               1994              1993                1992
                                                           ------------      ------------        -------------
Cash flows from operating activities:
Net loss                                                   $(5,591,000)      $  (195,000)        $(13,792,000)
Adjustments to reconcile net loss
   to net cash provided by
   operating activities:
   Depreciation and amortization                             2,241,000         2,326,000            3,384,000
   Adjustment to carrying value of
     real estate                                             5,500,000                 -           13,900,000
Changes in:
   Accounts receivable                                          58,000            33,000               74,000
   Due from affiliate                                                -            21,000              (21,000)
   Accrued rent receivable                                    (150,000)         (179,000)             (87,000)
   Prepaid expenses and other assets                          (191,000)         (175,000)            (198,000)
   Accounts payable and accrued
     liabilities                                                62,000           (42,000)             (81,000)
                                                            -----------      ------------        -------------
Net cash provided by operating
   activities                                                1,929,000         1,789,000            3,179,000
                                                            -----------      ------------        -------------

Cash flows from investing activities:
   Investments in real estate                                 (710,000)         (689,000)          (1,021,000)
                                                            -----------      ------------        -------------

Cash flows from financing activities:
   Principal payments on secured
     loan payable                                             (155,000)         (560,000)                   -
   Distributions                                            (1,484,000)       (1,887,000)          (1,140,000)
                                                            -----------      ------------        -------------
Net cash used in financing
   activities                                               (1,639,000)       (2,447,000)          (1,140,000)
                                                            -----------      ------------        -------------

Net increase (decrease) in cash and
   cash equivalents                                           (420,000)       (1,347,000)           1,018,000

Cash and cash equivalents,
  beginning of year                                          1,068,000         2,415,000            1,397,000
                                                            -----------      ------------        -------------

Cash and cash equivalents,
  end of year                                               $  648,000       $ 1,068,000         $  2,415,000
                                                            ===========      ============        =============

Supplemental disclosure of cash flow
   information:
     Cash paid during the year for:
       Interest                                             $  303,000       $   357,000         $    385,000
                                                            ===========      ============        =============
     Non-cash transactions:
      Repayment of secured loan
         payable in 1993 - see Note 5





The accompanying notes are an integral part of these Financial Statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS

(1)      Organization and Operations

         Damson/Birtcher Realty Income Fund-I (the "Partnership") is a limited partnership formed on May 7, 1984, under the laws of the Commonwealth of Pennsylvania, for the purpose of acquiring and operating income-producing retail, commercial and industrial properties. The General Partner of the Partnership is Damson/Birtcher Partners, a general partnership originally consisting of Equity Properties, Inc. ("EPI"), an indirect, wholly-owned subsidiary of Damson Oil Corporation and Birtcher Partners, a California general partnership. In December 1992, EPI withdrew as a general partner of the Damson/Birtcher Partners and LF Special Fund II, L.P. was added as a general partner of the General Partner. Under the terms of the General Partner's Partnership Agreement, Birtcher Partners or its affiliates, remains responsible for the day-to-day management of the Partnership's assets.

         In January 1993, the General Partner filed an information statement with the Securities and Exchange Commission seeking consent of the Limited Partners to amend the Partnership Agreement. On June 24, 1993, the Partnership completed its solicitation of written consent from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statements, dated May 5, 1993. Those proposals have been implemented by the Partnership as contemplated by the Information Statement as amendments to the Partnership Agreement, and are reflected in these Financial Statements as such.

         The amendment modifies the Partnership Agreement to eliminate the General Partner's 10% subordinated interest in distributions of Distributable Cash (net cash from operations) and reduce its subordinated interest in such distributions from 10% to 1%. The amendment also modifies the Partnership Agreement to eliminate the General Partner's 10% subordinated interest in Sale or Financing Proceeds (net cash from sale or financing of Partnership property) and to reduce its subordinated interest in such proceeds from 15% to 1%. In lieu thereof, the Partnership Agreement now provides for the Partnership's payment to the General Partner of an annual asset management fee equal initially to .75% of the aggregate appraised value of the Partnership's properties. At January 1, 1994 and 1993, the portfolio was appraised at an aggregate value of approximately $47,060,000 (unaudited) and $46,760,000 (unaudited), respectively.
         The factor used to calculate the annual asset management fee will be reduced by .10% each year beginning after December 31, 1996 (e.g., from .75% in 1996 to .65% in 1997).

         The amendment modifies the Partnership Agreement to eliminate the subordination provisions with respect to future leasing fees payable under that subsection. The amendment also eliminated the deferred leasing fees earned by the General Partner or its affiliates (estimated $448,000 as of December 31, 1992) on or after the effective date of the amendment. Fees for future leasing services rendered by the General Partner or its affiliates will be payable by the Partnership on a current basis and would not be subordinated to the Limited Partners Preferred Return and Adjusted Invested Capital or any other amount.

         The amendment modifies the Partnership Agreement to eliminate the subordination provision with respect to future property disposition fees payable under that section. The amendment authorizes payment to the General Partner and its affiliates of the property disposition fee as earned. The fee would not be subordinated to the Limited Partners Preferred Return and Adjusted Invested Capital or any other amount.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)      Organization and Operations (Cont'd.)

         The disposition fees are to be paid to the General Partner or its affiliates in an amount equal to 50% of the competitive real estate brokerage commission that would be charged by unaffiliated third-parties providing comparable services in the area in which a property is located, but in no event more than three percent of the gross sale price of the property, and are to be reduced by the amount by which any brokerage or similar commissions paid to any unaffiliated third-parties in connection with the sale of property exceed three percent of the gross sale price. This amount is not payable, unless and to the extent that the sale price of the property in question, net of any other brokerage commissions (but not other costs of sale), exceeds the appraised value of the property as of January 1, 1993.

         The amendment states that the Partnership is no longer authorized to pay the General Partner or its affiliates any insurance commissions or any property financing fees. No such commissions or fees have been paid or accrued by the Partnership since its inception.

         The amendment modifies the provisions of the Partnership Agreement regarding allocations of Partnership income, gain and other tax items between the General Partner and the Limited Partners primarily to conform to the changes in the General Partner's interest in distributions of Distributable Cash and Sale or Financing Proceeds, as defined, effected by the amendment.

         It is not anticipated that the adoption and implementation of the amendment will have any material adverse effect on future allocations of income, gain, loss or other tax items to the Limited Partners. However, if any of the Partnership's properties are sold for a gain, a special allocation to the General Partner would have the effect of reducing the amount of Sale or Financing Proceeds otherwise distributable to the Limited Partners and correspondingly increasing the amount of such distributions to be retained by the General Partner. The amount of such distributions to be affected would be approximately equal to any deficit balance in the General Partner's capital account in the Partnership at the time of the allocation.

         The Limited Partners have certain priorities in the allocation of cash distributions by the Partnership. Out of each distribution of net cash, the Limited Partners generally have certain preferential rights to receive payments that, together with all previous payments to them, would provide an overall 9% per annum (cumulative non-compounded) return (a "9% Preferential Return") on their investment in the Partnership. Any distributions not equaling this 9% Preferential Return in any quarter are to be made up in subsequent periods if and to the extent distributable cash is available.

         Distributable cash from operations is paid out each quarter in the following manner: 99% to the Limited Partners and 1% to the General
         Partner.   These payments are made each quarter to the extent that
         there is sufficient distributable cash available.

         Sale or financing proceeds are to be distributed, to the extent available, as follows: (i) To the Limited Partners until all cash distributions to them amount to a 9% Preferential Return on their investment cumulatively from the date of their admission to the Partnership; (ii) then to the Limited Partners in an amount equal to their investment; and (iii) the remainder, 99% to Limited Partners and 1% to the General Partner.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)     Organization and Operations (Cont'd.)

        The unpaid 9% Preferential Return to the Limited Partners' aggregates $55,120,000 as of December 31, 1994.

        Income or loss for financial statement purposes is allocated 99% to the Limited Partners and 1% to the General Partner.

        The amendment modifies the Partnership Agreement so as to restrict the Partnership from entering into a future "Reorganization Transaction" (as defined in the amendment) sponsored by the General Partner or any of its affiliates unless such transaction is approved by a "supermajority" of at least 80% in interest of the Limited Partners and the General Partner. The amendment also prohibits the modification of this restriction on Reorganization Transactions without the approval of at least 80% in interest of the Limited Partners.

        The Partnership's original investment objectives contemplated that it would hold its properties for a period of at least five years, with decisions about the actual timing of property sales or other dispositions to be left to the General Partner's discretion based on the anticipated remaining economic benefits of continued ownership and other factors. Although the current market for real estate is depressed, the General Partner is committed to selling the Partnership's properties as soon as reasonably practicable. To that end, the amendment mandates that the General Partner seek a vote of the Limited Partners no later than December 31, 1996 regarding the prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993 which constituted at least one-half of the aggregate appraised value of all Partnership properties as of that date are not sold or under contract for sale by the end of 1996. In conjunction with the vote, the General Partner will provide an analysis and recommendation regarding the advisability of liquidating the Partnership.

(2)     Summary of Significant Accounting Policies

        Carrying Value of Real Estate

        Provision is made for impairment loss if the General Partner determines that the carrying amount of the Partnership's investment in a real estate asset may not be recoverable. The General Partner obtains third party appraisals on the Partnership's properties as required by the Partnership Agreement. If these appraisals indicate that certain of the Partnership's properties have market values below their then-current carrying values, management considers the appraisals and analyzes the current and anticipated market conditions of the respective properties and determines if an impairment has occurred.

        At December 31, 1994, after evaluation of the Cornerstone Shopping Center, Terracentre, and Oakpointe, management estimated a $5,500,000 impairment of value as compared to their respective carrying values.
        At December 31, 1992, after evaluation of the Arlington Executive Plaza and Terracentre, management estimated an aggregate $13,900,000 impairment of value as compared to their respective carrying values.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)     Summary of Significant Accounting Policies (Cont'd.)

        Cash and Cash Equivalents

        The Partnership invests its excess cash balances in short-term investments (cash equivalents). These investments are stated at cost, which approximates market, and consist of money market, certificates of deposit and other non-equity-type cash investments. Cash equivalents at December 31, 1994 and 1993, totaled $609,000 and $1,031,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value.

        Depreciation

        Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                                          Years
                                                                        ---------
                                  Buildings                                 30

                                  Building improvements                  3 to 30


        Revenue Recognition

        Rental income pertaining to operating lease agreements which specify scheduled rent increases or free rent periods, is recognized on a straight-line basis over the period of the related lease agreement.

        Income Taxes

        Income taxes are not levied at the Partnership level, but rather on the individual partners; therefore, no provision or liability for Federal and State income taxes has been reflected in the accompanying financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)     Summary of Significant Accounting Policies (Cont'd.)

        Income Taxes (Cont'd.)

        Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") and for federal income tax reporting purposes at December 31:

                                      1994                                        1993
                        ---------------------------------           ---------------------------------
                        GAAP BASIS             TAX BASIS            GAAP BASIS             TAX BASIS
                                              (UNAUDITED)                                 (UNAUDITED)
                        -----------           -----------           -----------           -----------
 Total Assets           $44,292,000           $59,659,000           $51,460,000           $63,527,000

 Total Liabilities      $ 4,329,000           $ 4,329,000           $ 4,422,000           $ 4,422,000


        Following are the differences between Financial Statement and tax return income:


                                                         1994                 1993                  1992
                                                     ------------         ------------         --------------
 Net income (loss) per Financial Statements          $(5,591,000)         $  (195,000)         $ (13,792,000)

 Adjustment to carrying value of real
 estate                                                5,500,000                  -               13,900,000

 Depreciation differences on investments in
 real estate                                            (888,000)            (883,000)               (20,000)

 Other                                                  (196,000)            (113,000)               (79,000)
                                                     ------------         ------------         --------------

 Taxable income (loss) per Federal tax
 return (unaudited)                                  $(1,175,000)         $(1,191,000)         $       9,000
                                                     ============         ============         ==============


         Significant Customers

         Rental income from Certified Warehouse and Transfer Company, Inc., totaled $984,000 in 1994, $984,000 in 1993 and $966,000 in 1992, or
         approximately 16%, 15% and 13%, respectively, of the Partnership's total rental income. Rental income from FIserv, Inc. (formerly dba Citicorp CIR, Inc.) totaled $886,000 in 1994, $916,000 in 1993 and $1,172,000 in 1992, or approximately 14%, 14% and 16%, respectively, of the Partnership's total rental income.

         Earnings and Distributions Per Unit

         The Partnership Agreement does not designate investment interests in units. All investment interests are calculated on a "percent of Partnership" basis, in part to accommodate original reduced rates on sales commissions for subscriptions in excess of certain specified amounts. A Limited Partner who was charged a reduced sales commission or no sales commission was credited with proportionately larger Invested Capital and therefore had a disproportionately greater interest in the capital and revenues of the Partnership than a Limited Partner who paid commissions at a higher rate.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)      Summary of Significant Accounting Policies (Cont'd.)

         Earnings and Distributions Per Unit (Cont'd.)

         As a result, the Partnership has no set unit value as all accounting, investor reporting and tax information is based upon each investor's relative percentage of Invested Capital. Accordingly, earnings or loss per unit is not presented in the accompanying financial statements.

         Reclassifications

         Certain reclassifications have been made to conform prior year amounts to the 1994 presentation.

(3)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1994, 1993 and 1992, the Partnership was charged with approximately $191,000, $182,000 and $213,000, respectively, of such expenses.

         On November 1, 1993, the General Partner elected to terminate the Partnership's property management agreement with an unaffiliated third party. On that date, the General Partner entered into a new property management agreement with Birtcher Properties, an affiliate of the General Partner. The contract encompasses terms at least as favorable to the Partnership as the terminated contract with the unaffiliated third party, and is terminable by the Partnership upon 60 days' notice to Birtcher Properties. Fees paid to the General Partner's affiliate for services are not to exceed 3% of the gross receipts from the properties under management. Such fees amounted to approximately $167,000 in 1994 and $32,000 in 1993. In addition, the affiliate of the General Partner received $303,000 in 1994 and $49,000 in 1993, as reimbursement of costs for on-site property management personnel and other reimbursable costs.

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the year ended December 31, 1994 and 1993, amounted to $353,000 and $351,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of any lease of such space including renewal options. Fees for leasing services for the year ended December 31, 1994 and 1993, amounted to $24,000 and $47,000, respectively.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(4)      Commitments and Contingencies

         Litigation

         The Partnership is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business. It is the General Partner's belief, that the outcome of these proceedings will not be material to the business, financial condition, or results of operations of the Partnership.

         Future Minimum Annual Rentals

         The Partnership has determined that all leases which had been executed as of December 31, 1994, are properly classified as operating leases for financial reporting purposes. Future minimum annual rental income to be received under such leases as of December 31, 1994, are as follows:

                    Year Ending December 31,
                    ------------------------
                                  1995                                    $ 4,608,000
                                  1996                                      4,133,000
                                  1997                                      3,654,000
                                  1998                                      2,570,000
                                  1999                                      2,247,000
                                  Thereafter                                5,322,000
                                                                          -----------
                                                                          $22,534,000
                                                                          ===========


         Certain of these leases also provide for, among other things: tenant reimbursements to the Partnership of certain operating expenses; payments of additional rents in amounts equal to a set percentage of the tenant's annual revenue in excess of specified levels; and escalations in annual rents based upon the Consumer Price Index.

(5)      Secured Loan Agreement

         In September 1987, the Partnership borrowed $4,000,000 pursuant to a loan agreement secured by a First Deed of Trust on the Certified Distribution Center in Salt Lake City, Utah. That loan matured on October 1, 1990, however, the General Partner obtained a loan extension that was to mature December 1, 1993. On July 30, 1993, the Partnership obtained a new loan secured by a First Deed of Trust on the Certified Distribution Center in Salt Lake City, Utah. The new loan, in the amount of $3,500,000, carries a fixed interest rate of 9% per annum over a 13-year fully amortizing term. The Partnership's first payment of $38,000 was paid on September 1, 1993, with monthly installments due thereafter. Proceeds from the new loan, along with $500,000 of existing Partnership cash reserves, were used to retire the Partnership's existing debt of $4,000,000. The General Partner also negotiated a waiver of the prepayment penalty in the approximate amount of $200,000 that had been due to the previous lender under the terms of the old mortgage. All other terms and conditions of the loan documents remained substantially the same. Future principal payments to the lender under the new loan as of December 31, 1994, are as follows:

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(5)     Secured Loan Agreement (Cont'd.)

                                  Year Ending December 31,
                                  ------------------------
                                         1995                     $  169,000
                                         1996                        185,000
                                         1997                        202,000
                                         1998                        221,000
                                         1999                        242,000
                                         Thereafter                2,266,000
                                                                  ----------
                                                                  $3,285,000
                                                                  ==========

(6)     Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of the following:

                                                                 DECEMBER 31,
                                                        -----------------------------
                                                           1994                1993
                                                        ----------           --------
        Real estate taxes                               $  759,000           $707,000
        Accounts payable and other                         285,000            275,000
                                                        ----------           --------
                                                        $1,044,000           $982,000
                                                        ==========           ========


(7)     Allowance for Doubtful Accounts


                                                            1994              1993               1992
                                                          --------          --------           ---------
        Balance at beginning of year                      $ 19,000           $ 26,000           $ 21,000
        Additions charged to expense                         4,000             17,000             77,000
        Write-offs                                         (23,000)           (24,000)           (72,000)
                                                          --------           --------           --------
        Balance at end of year                            $      -           $ 19,000           $ 26,000
                                                          ========           ========           ========


(8)     Subsequent Event

        On February 28, 1995, the Partnership made an aggregate cash distribution of $253,000 to its Limited Partners.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1994
                             (AMOUNTS IN THOUSANDS)


   Col. A         Col. B                 Col. C                      Col. D                             Col. E
-----------    ------------    -------------------------    ------------------------      ------------------------------------
                                      Initial Cost             Costs Capitalized                 Gross Amount at Which
                                     to Partnership               Subsequent                   Carried at Close of Period
                                          (c)                  to the Acquisition                          (b)
                               -------------------------    ------------------------      ------------------------------------
Description    Encumbrances      Land      Buildings and    Improvements    Carrying        Land      Buildings and     Total
    (a)                                    Improvements                       Costs                   Improvements       (e)
                                                                             (d),(b)
-----------    ------------    -------     -------------    ------------    ---------     -------     -------------    -------
Washington        $    -       $   865        $ 3,252          $  834       $    (85)     $   859        $ 4,007       $ 4,866
Technical
Center,
Phase I
Renton, WA

Arlington              -         1,004          6,748           1,769         (2,400)         693          6,428         7,121
Executive
Plaza
Arlington
Heights, IL

Certified          3,285         1,160          8,751               -              -        1,160          8,751         9,911
Distribution
Center
Salt Lake
City, UT

Ladera                 -         2,107          6,971             272            (10)       2,097          7,243         9,340
Shopping
Center,
Phase I
Albuquerque,
NM

The                    -         4,620         14,115           1,356         (4,200)       3,597          12,294       15,891
Cornerstone
Tempe, AZ

Terracentre            -         1,458         19,939           1,992        (14,200)         491           8,698        9,189
Denver, CO

Oakpointe              -         1,249          8,852           2,560         (1,112)       1,119          10,430       11,549
Arlington
Heights, IL
                  ------       -------        -------          ------       --------      -------         -------      -------
TOTAL             $3,285       $12,463        $68,628          $8,783       $(22,007)     $10,016         $57,851      $67,867
                  ======       =======        =======          ======       ========      =======         =======      =======

  Col. A                 Col. F         Col. H        Col. I
-----------           ------------     --------     -----------
Description           Accumulated        Date       Depreciable
    (a)               Depreciation     Acquired        Life
                          (e)                          (f)
-----------           ------------     --------     -----------
Washington              $ 1,520        12/19/84       30 years
Technical
Center,
Phase I
Renton, WA

Arlington                 3,108        02/15/85       30 years
Executive
Plaza
Arlington
Heights, IL

Certified                 2,843        04/02/85       30 years
Distribution
Center
Salt Lake
City, UT

Ladera                    2,340        05/10/85       30 years
Shopping
Center,
Phase I
Albuquerque,
NM

The                       5,451        07/19/85       30 years
Cornerstone
Tempe, AZ

Terracentre               6,088        09/06/85       30 years
Denver, CO

Oakpointe                 4,046        09/18/85       30 years
Arlington
Heights, IL
                        -------
TOTAL                   $25,396
                        =======

NOTE:  Column G is not applicable.

See notes to schedule on following page.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO SCHEDULE III

(a)      For a description of the properties, see "Item 2.  Properties."

(b) Provision is made for impairment loss if the General Partner determines that the carrying amount of the Partnership's investment in a real estate asset may not be recoverable. The General Partner obtains third party appraisals on the Partnership's properties as required by the Partnership Agreement. If these appraisals indicate that certain of the Partnership's properties have market values below their then-current carrying values, management considers the appraisals and analyzes the current and anticipated market conditions of the respective properties and determines if an impairment has occurred.

         At December 31, 1994, after evaluation of the Cornerstone Shopping Center, Terracentre, and Oakpointe, management estimated a $5,500,000 impairment of value as compared to their respective carrying values. At December 31, 1992, after evaluation of the Arlington Executive Plaza and Terracentre, management estimated an aggregate of $13,900,000 impairment of value as compared to their respective carrying values.

         The aggregate cost of land, buildings and improvements for Federal income tax purposes (unaudited) was $90,755,000 as of December 31, 1994. The difference between the aggregate cost of land, buildings and improvements for tax reporting purposes as compared to financial reporting purposes is primarily attributable to: (1) amounts received under rental agreements for non-occupied space, which were recorded as income for tax reporting purposes but were recorded as a reduction of the corresponding property basis for financial reporting purposes, and
         (2) the adjustment to the carrying value of the real estate which was recorded as a reduction of the corresponding property basis for financial statement purposes and has no effect for tax reporting purposes.

(c) The initial cost to the Partnership includes acquisition fees paid to the General Partner. The Partnership's cost has also been reduced by amounts received from sellers at acquisition under rental agreements for non-occupied space.

(d) Amounts represent funds received from sellers subsequent to acquisition under rental agreements for non-occupied space and include adjustments to carrying value of real estate.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO SCHEDULE III (Cont'd.)

(e)                                               RECONCILIATION OF REAL ESTATE

                                                                         DECEMBER 31,
                                                      -------------------------------------------------
                                                          1994               1993              1992
                                                      -----------         -----------       -----------
        Balance at beginning of year                  $72,657,000         $71,968,000       $84,847,000
          Additions during the year:
            Improvements                                  710,000             689,000         1,021,000
          Reductions during the year:
            Adjustment to the carrying
            value of real estate                       (5,500,000)                  -       (13,900,000)
                                                      -----------         -----------       -----------
          Balance at end of year                      $67,867,000         $72,657,000       $71,968,000
                                                      ===========         ===========       ===========


                   RECONCILIATION OF ACCUMULATED DEPRECIATION

                                                                         DECEMBER 31,
                                                      ------------------------------------------------
                                                         1994               1993                1992
                                                      -----------         -----------       -----------
        Balance at beginning of year                  $23,258,000         $21,045,000       $17,837,000
          Depreciation expense                          2,138,000           2,213,000         3,208,000
                                                      -----------         -----------       -----------
        Balance at end of year                        $25,396,000         $23,258,000       $21,045,000
                                                      ===========         ===========       ===========

(f) Depreciation expense is computed based upon the following estimated useful lives:

                                                                  Years
                                                                --------
                         Buildings                                 30
                         Building improvements                   3 to 30

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



 None.                                PART III


Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership and the General Partner have no directors or executive officers. The General Partner of the Partnership is Damson/Birtcher Partners, a California general partnership of which Birtcher Partners, a California general partnership, and LF Special Fund II, L.P., a California limited partnership, are the general partners. Under the terms of the Partnership Agreement, Birtcher Partners is responsible for the day-to-day management of the Partnership's assets.

The general partner of LF Special Fund II, L.P., is Liquidity Fund Asset Management, Inc., a California corporation affiliated with Liquidity Financial Group, L.P. The principals and officers of Liquidity Fund Asset Management, Inc. are as follows:

              o  Richard G. Wollack, Chairman of the Board
              o  Brent R. Donaldson, President
              o  Deborah M. Richard, Chief Financial Officer

The general partner of Birtcher Partners is Birtcher Investments, a California general partnership. Birtcher Investments' general partner is Birtcher Limited, a California limited partnership and its general partner is BREICORP, a California corporation. The principals and relevant officers of BREICORP are as follows:

              o  Ronald E. Birtcher, Co-Chairman of the Board
              o  Arthur B. Birtcher, Co-Chairman of the Board
              o  Robert M. Anderson, Executive Director

Item 11.         EXECUTIVE COMPENSATION

The following table sets forth the fees, compensation and other expense reimbursements paid to the General Partner and its affiliates in all capacities for each year in the three-year period ended December 31, 1994.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


Item 11.         EXECUTIVE COMPENSATION (Cont'd.)

                                                                   YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------
                                                           1994               1993               1992
                                                        ----------           --------           --------
General Partner's 1% share of
  distributable cash                                    $   15,000           $ 19,000           $ 11,000
Asset management fees                                      353,000            351,000                  -
Property management fees(1)                                167,000             32,000                  -
Leasing fees                                                24,000             47,000                  -
Property management expense
  reimbursements(1)                                        303,000             49,000                  -
Other expense reimbursements                               191,000            182,000            213,000
                                                        ----------           --------           --------

TOTAL                                                   $1,053,000           $680,000           $224,000
                                                        ==========           ========           ========

(1) The General Partner did not provide property management services to the Partnership's properties from November 1, 1991 through October 31, 1993, and consequently, the General Partner did not receive any similar compensation during the first ten months of 1993, and fiscal year ended December 31, 1992.


Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 31, 1995 there was no entity or individual holding more than 5% of the limited partnership interests of the Registrant.


Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning transactions to which the Registrant was or is to be a party in which the General Partner or its affiliates had or are to have a direct or indirect interest, see Notes 1 and 3 to the Financial Statements in
Item 8, which information is incorporated herein by reference.



                                    PART IV


Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

a)       1. and 2.  Financial Statements and Financial Statements Schedules:

         See accompanying Index to Financial Statements and Schedules to Item 8, which information is incorporated herein by reference.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K (Cont'd.)

                 3.       Exhibits:

                          Articles of Incorporation and Bylaws

                          (a) The Amended and Restated Agreement of Limited Partnership incorporated by reference to Exhibit A to the Partnership's prospectus contained in the Partnership's registration statement on Form S-11 (Commission File No. 2-91065), dated June 22, 1985, as supplemented filed under the Securities Act of 1933.


                          10.     Material Contracts

                          (a) Revised Property Management Agreement dated April 2, 1985 between Birtcher Properties and the Registrant for Certified Distribution Center. Incorporated by reference to Exhibit 19(a)(4) of the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1985. (SUPERSEDED)

                          (b) Property Management Agreement dated May 10, 1985, between Birtcher Properties and the Registrant for Ladera Shopping Center. Incorporated by reference to Exhibit 19(a)(6) of the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1985. (SUPERSEDED)

                          (c) Property Management Agreement dated July 17, 1985, between Birtcher Properties and the Registrant for The Cornerstone. Incorporated by reference to Exhibit 19(a)(8) of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985. (SUPERSEDED)

                          (d) Property Management Agreement dated September 6, 1985, between Birtcher Properties and the Registrant for Terracentre. Incorporated by reference to Exhibit 19(a)(10) of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985. (SUPERSEDED)

                          (e) Property Management Agreement dated September 16, 1985, between Birtcher Properties and the Registrant for Oakpointe (formerly Lincoln Atrium Center). Incorporated by reference to
                                  Exhibit 19(a)(12) of the Partnership's
                                  Quarterly Report on Form 10-Q for the quarter ended September 30, 1985. (SUPERSEDED)

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K (Cont'd.)

                          (f) Property Management Agreement dated October 24, 1991, between Glenborough Management Corporation and the Registrant for Arlington Executive Plaza, Certified Distribution Center, The Cornerstone, Ladera-I Shopping Center, Oakpointe, Terracentre and Washington Technical Center. Incorporated by reference to Exhibit 1 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991. (SUPERSEDED)

                          (g) Agreement for Partnership administrative services dated October 24, 1991, between Glenborough Management Corporation and the Registrant for the services described therein. Incorporated by reference to
                                  Exhibit 2 of the Partnership's Quarterly
                                  Report on Form 10-Q for the quarter ended
                                  September 30, 1991.  (SUPERSEDED)

                          (h) Property Management Agreement, dated October 29, 1993, between Birtcher Properties and the Registrant for Arlington Executive Plaza, Certified Distribution Center, The Cornerstone, Ladera-I Shopping Center, Oakpointe, Terracentre, and Washington Technical Center. Incorporated by reference to Exhibit 1 of the Partnership Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

                          27      Financial Data Schedule

b)       Reports on Form 8-K:

         None.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                               DAMSON/BIRTCHER REALTY INCOME FUND-I

By:  DAMSON/BIRTCHER PARTNERS  By:  BIRTCHER PARTNERS,
     (General Partner)              a California general partnership

                                    By:  BIRTCHER INVESTMENTS,
                                         a California general partnership,
                                         General Partner of Birtcher Partners

                                         By:  BIRTCHER LIMITED,
                                              a California limited partnership,
                                              General Partner of Birtcher
                                              Investments

                                              By:  BREICORP,
                                                   a California corporation,
                                                   formerly known as Birtcher
                                                   Real Estate Inc., General
                                                   Partner of Birtcher Limited

Date:  March 30, 1995                              By:  /s/ Robert M. Anderson
                                                        ----------------------
                                                        Robert M. Anderson
                                                        Executive Director
                                                        BREICORP

                               By:  LF Special Fund II, L.P.,
                                    a California limited partnership

                                    By:  Liquidity Fund Asset Management,  Inc.,
                                         a California corporation, General
                                         Partner of LF Special Fund II, L.P.

Date:  March 30, 1995                    By:  /s/ Brent R. Donaldson
                                              --------------------------
                                              Brent R. Donaldson
                                              President
                                              Liquidity Fund Asset Management,
                                              Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Damson/Birtcher Partners (General Partner of the Registrant) and in the capacities and on the dates indicated.

      Signature                                  Capacity                                 Date
      ---------                                  --------                                 ----
/s/ Arthur B. Birtcher                    Co-Chairman of the Board -                 March 30, 1995
----------------------                    BREICORP
Arthur B. Birtcher

/s/ Ronald E. Birtcher                    Co-Chairman of the Board -                 March 30, 1995
----------------------                    BREICORP
Ronald E. Birtcher

/s/ Richard G. Wollack                    Chairman of Liquidity Fund                 March 30, 1995
----------------------                    Asset Management, Inc.
Richard G. Wollack

                                EXHIBIT INDEX

                                                                                                                       SEQUENTIALLY
EXHIBIT                                                                                                                  NUMBERED
  NO.                                                       DESCRIPTION                                                    PAGE
-------                                                     -----------                                                -----------
 3(a)   The Amended and Restated Agreement of Limited Partnership incorporated by reference to Exhibit A to the
        Partnership's prospectus contained in the Partnership's registration statement on Form S-11 (Commission
        File No. 2-91065), dated June 22, 1985, as supplemented filed under the Securities Act of 1933 .............

10(a)   Revised Property Management Agreement dated April 2, 1985 between Birtcher Properties and the Registrant for Certified Distribution Center.  Incorporated by reference to Exhibit 19(a)(4) of the Partnership's
        Quarterly Report on Form 10-Q for the quarter ended June 30, 1985.  (SUPERSEDED) ...........................

10(b)   Property Management Agreement dated May 10, 1985, between Birtcher Properties and the Registrant for Ladera
        Shopping Center. Incorporated by reference to Exhibit 19(a)(6) of the Partnership's Quarterly Report on
        Form 10-Q for the quarter ended June 30, 1985. (SUPERSEDED) ................................................

10(c)   Property Management Agreement dated July 17, 1985, between Birtcher Properties and the Registrant for The
        Cornerstone.  Incorporated by reference to Exhibit 19(a)(8) of the Partnership's Quarterly Report on
        Form 10-Q for the quarter ended September 30, 1985. (SUPERSEDED) ...........................................

10(d)   Property Management Agreement dated September 6, 1985, between Birtcher Properties and the Registrant for
        Terracentre.  Incorporated by reference to Exhibit 19(a)(10) of the Partnership's Quarterly Report on
        Form 10-Q for the quarter ended September 30, 1985. (SUPERSEDED) ...........................................

10(e)   Property Management Agreement dated September 16, 1985, between Birtcher Properties and the Registrant for
        Oakpointe (formerly Lincoln Atrium Center).  Incorporated by reference to Exhibit 19(a)(12) of the
        Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985.  (SUPERSEDED) ........

10(f)   Property Management Agreement dated October 24, 1991, between Glenborough Management Corporation and the
        Registrant for Arlington Executive Plaza, Certified Distribution Center, The Cornerstone, Ladera-I Shopping
        Center, Oakpointe, Terracentre and Washington Technical Center.  Incorporated by reference to Exhibit 1 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.  (SUPERSEDED) ....

10(g)   Agreement for Partnership administrative services dated October 24, 1991, between Glenborough Management
        Corporation and the Registrant for the services described therein.  Incorporated by reference to
        Exhibit 2 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.
        (SUPERSEDED) .. ............................................................................................

10(h)   Property Management Agreement, dated October 29, 1993, between Birtcher Properties and the Registrant for
        Arlington Executive Plaza, Certified Distribution Center, The Cornerstone, Ladera-I Shopping Center,
        Oakpointe, Terracentre, and Washington Technical Center.  Incorporated by reference to Exhibit 1 of the
        Partnership Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 .........................

27      Financial Data Schedule.....................................................................................