Form 10-Q
period 1995-03-31
DAMSON BIRTCHER REALTY INCOME FUND I
filed 1995-05-12
CIK 745932

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   ------------------------------------------


For Quarter Ended    March 31, 1995
                  ----------------------------------------------------------


Commission file number    0-13563
                       -----------------------------------------------------


                     DAMSON/BIRTCHER REALTY INCOME FUND - I
- ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Pennsylvania                               13-3264491
- ----------------------------------------------------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)


27611 La Paz Road, P.O. Box A-1, Laguna Niguel, California       92677-0100
- ----------------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)


                                  (714) 831-8031
- ----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
- ----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12(g), 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes  X      No
                                   ---        ---

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                   -----------------------------------------

                                     INDEX
                                     -----

                                                                     Page
                                                                     ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets -
          March 31, 1995 (Unaudited) and December 31, 1994 . . .      3

          Statements of Operations (Unaudited) -
          Three Months Ended March 31, 1995 and 1994 . . . . . .      4

          Statements of Cash Flows (Unaudited) -
          Three Months Ended March 31, 1995 and 1994 . . . . . .      5

          Notes to Financial Statements (Unaudited)  . . . . . .      6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations  . . . .      8


PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . .     12

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.    FINANCIAL STATEMENTS
           --------------------

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                                 BALANCE SHEETS
                      ------------------------------------

                                                   March 31,        December 31,
                                                     1995              1994
                                                 ------------      ------------
                                                  (Unaudited)         (Note)
ASSETS
- ------
Investments in real estate, net:
   Land                                          $ 10,016,000      $ 10,016,000
   Buildings and improvements                      57,924,000        57,851,000
                                                 ------------      ------------
                                                   67,940,000        67,867,000
   Less accumulated depreciation                  (25,868,000)      (25,396,000)
                                                 ------------      ------------
                                                   42,072,000        42,471,000

Cash and cash equivalents                             578,000           648,000
Accounts receivable (net of allowance for
   doubtful accounts of $22,000 in 1995)               63,000            84,000
Accrued rent receivable                               449,000           416,000
Prepaid expenses and other assets                     654,000           673,000
                                                 ------------      ------------
                                                 $ 43,816,000      $ 44,292,000
                                                 ============      ============

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------
Accounts payable and accrued liabilities         $    895,000      $  1,044,000
Secured loan payable                                3,244,000         3,285,000
                                                 ------------      ------------
   Total liabilities                                4,139,000         4,329,000
                                                 ------------      ------------

Partners' capital:
   Limited Partners                                40,113,000        40,395,000
   General Partner                                   (436,000)         (432,000)
                                                 ------------      ------------
                                                   39,677,000        39,963,000
                                                 ------------      ------------

Commitments and contingencies                               -                 -
                                                 ------------      ------------
                                                 $ 43,816,000      $ 44,292,000
                                                 ============      ============


Note:  The balance sheet at December 31, 1994 has been prepared from the audited
- ----
       financial statements as of that date.




The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      -------------------------------------

                                                  Three Months Ended March 31,
                                                    1995                1994
                                                 -----------        -----------
REVENUES
- --------
Rental income                                   $  1,479,000        $  1,603,000
Interest and other income                             11,000              10,000
                                                ------------        ------------

   Total revenues                                  1,490,000           1,613,000
                                                ------------        ------------

EXPENSES
- --------
Operating expenses                                   465,000             487,000
Real estate taxes                                    235,000             231,000
Depreciation and amortization                        509,000             559,000
General and administrative                           237,000             233,000
Interest                                              74,000              77,000
                                                ------------        ------------

   Total expenses                               $  1,520,000           1,587,000
                                                ------------        ------------

NET INCOME (LOSS)                               $    (30,000)       $     26,000
                                                ============        ============

NET INCOME (LOSS) ALLOWABLE TO:

   General Partner                              $          -        $          -
                                                ============        ============

   Limited Partners                             $    (30,000)       $     26,000
                                                ============        ============





The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      -------------------------------------

                                                   Three Months Ended March 31,
                                                  ------------------------------
                                                      1995              1994
                                                  ------------      ------------
Cash flows from operating activities:
   Net income (loss)                              $    (30,000)     $     26,000
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
   Depreciation and amortization                       509,000           560,000
Changes in:
   Accounts receivable                                  21,000            10,000
   Prepaid expenses and other assets                   (18,000)          (40,000)
  Accrued rent receivable                              (33,000)          (72,000)
   Accounts payable and accrued liabilities           (149,000)          (77,000)
                                                  ------------      ------------
Net cash provided by operating activities              300,000           407,000

Cash flows from investing activities:
   Investments in real estate                          (73,000)         (110,000)
                                                  ------------      ------------
Net cash used in investing activities                  (73,000)         (110,000)

Cash flows from financing activities:
   Secured loan payable                                (41,000)          (38,000)
   Distributions                                      (256,000)         (373,000)
                                                  ------------      ------------
Net cash used in financing activities                 (297,000)         (411,000)

Net decrease in cash and
  cash equivalents                                     (70,000)         (114,000)

Cash and cash equivalents, beginning of
   period                                              648,000         1,068,000
                                                  ------------      ------------

Cash and cash equivalents, end of period          $    578,000      $    954,000
                                                  ============      ============





The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS - UNAUDITED
- -----------------------------------------

(1)      Accounting Policies
         -------------------
         The financial statements of Damson/Birtcher Realty Income Fund-I (the "Partnership") included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, are necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

         Earnings Per Unit

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

         Investments in Real Estate

         At December 31, 1994, after evaluation of the Cornerstone Shopping Center, Terracentre and Oakpointe, management estimated a $5,500,000 impairment of value as compared to their respective carrying value. At December 31, 1992, after evaluation of the Arlington Executive Plaza and Terracentre, management estimated an aggregate $13,900,000 impairment of value as compared to their respective values.

(2)      Transactions with Affiliates
         ----------------------------
         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)
- -----------------------------------------

(2)      Transactions with Affiliates (Cont'd.)
         ----------------------------
         General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended March 31, 1995 and 1994, the Partnership incurred approximately $55,000 and $43,000, respectively, of such expenses.

         On November 1, 1993 the General Partner elected to terminate the Partnership's property management agreement with an unaffiliated third party. On that date, the General Partner caused the Partnership to enter into a new property management agreement with Birtcher Properties, an affiliate of the General Partner. The new contract encompasses terms at least as favorable to the Partnership as the terminated contract with the unaffiliated third party, and is terminable by the Partnership upon 60 days' notice to Birtcher Properties.

         Pursuant to the property management agreement Birtcher Properties provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 3% of the gross receipts from the properties under management. Such fee amounted to approximately $44,000 and $47,000 for the three months ended March 31, 1995 and 1994, respectively. In addition, an affiliate of the General Partner received $83,000 and $72,000 for the three months ended March 31, 1995 and March 31, 1994, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs.

         As previously reported, on June 24, 1993, the Partnership completed its solicitation of written consents from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement dated May 5, 1993. Those proposals have been implemented by the Partnership as contemplated by the Information Statement as amendments to the Partnership Agreement, and are reflected in these financial statements as such.

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended March 31, 1995 and March 31, 1994, amounted to $76,000 and $88,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended March 31, 1995 and March 31, 1994, amounted to $1,000 and $1,000, respectively.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)
- -----------------------------------------

(3)      Commitments and Contingencies
         -----------------------------
         Litigation

         The Partnership is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business. It is the General Partner's belief that the outcome of these proceedings will not be material to the business or financial condition of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         Liquidity and Capital Resources
         -------------------------------
         Since completion of its acquisition program in September 1985, the Partnership has been engaged primarily in the operation of its properties. The Partnership intends to hold its properties as long-term investments, although properties may be sold at any time depending upon the General Partner's judgment of the anticipated remaining economic benefits of continued ownership. Working capital is provided principally from the operation of the Partnership's properties and the working capital reserve established for the properties.

         On July 30, 1993, the Partnership obtained a new loan secured by a First Deed of Trust on the Certified Distribution Center in Salt Lake City, Utah. The new loan, in the amount of $3,500,000, carries a fixed interest rate of 9% per annum over a 13-year fully amortizing term. The Partnership's first payment of $38,138.82 was paid on September 1, 1993, with monthly installments due thereafter. Proceeds from the new loan, along with $500,000 of existing Partnership cash reserves, were used to retire the Partnership's existing debt of $4,000,000.

         Certain of the Partnership's properties are not fully leased. The Partnership is actively marketing the vacant space in these properties, subject to the competitive environment in each of the market areas. To the extent the Partnership is not successful in maintaining or increasing occupancy levels at these properties, the Partnership's future cash flow may be reduced.

         Distributions through March 31, 1995, represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital reserve requirements. Future cash distributions will be made principally to the extent of cash flow attributable to operations of the Partnership's properties and interest earned on the investment of capital reserves, after providing for capital reserves and payment for capital improvements to the Partnership's properties.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (Cont'd.)
         ---------------------

         Liquidity and Capital Resources (Cont'd.)
         -------------------------------

         The Partnership is currently planning a significant renovation of The Cornerstone Shopping Center. The Partnership has submitted preliminary design drawings to the City of Tempe, Arizona, and has received approval. Construction drawings will be prepared within the next 60 days. The General Partner currently estimates the cost of the planned capital improvements which include exterior facade modifications, hardscape and softscape changes and signage upgrades to be approximately $1,500,000, plus an additional $500,000 for tenant improvements and leasing commissions. To pay these expenses, the Partnership may reduce or entirely suspend distributions for two or more quarters, as early as the second quarter 1995.

         In accordance with the terms of the Partnership Agreement each year, the Partnership secures an independent appraisal of each of the Partnership's properties as of January 1. In past years, the independent appraiser has estimated each property's "Investment Value," utilizing a seven to ten-year cash flow model to estimate value based upon an income approach.

         The amendment to the Partnership Agreement consented to by the Limited Partners in June 1993 mandates, among other things, that the General Partner seek a vote of (and provide an analysis and recommendation to) the Limited Partners no later than December 31, 1996, regarding the prompt liquidation of the Partnership in the event that properties with (then) current appraised values constituting at least one-half of the total (then) current appraised values of all of the Partnership's properties are not sold or under contract for sale by the end of 1996.

         Given this mandate, the General Partner has requested that the appraiser provide an assessment of value that reflects a shorter investment holding term. Although the General Partner does not currently have a specific liquidation plan for the Partnership's properties, it requested that the appraiser assume that the entire portfolio would be sold over the next four years.

         Using the shorter-term investment methodology that is consistent with the mandate of the 1993 amendment to the Partnership Agreement, the appraiser estimated the value of the Partnership's properties at January 1, 1995 to be $40,505,000.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS (Cont'd.)
         ---------------------

         Results of Operations for the Three Months Ended March 31, 1995
         ---------------------------------------------------------------
         Compared With the Three Months Ended March 31, 1994
         ---------------------------------------------------

         The decrease in rental income for the three months ended March 31, 1995, as compared to the corresponding period in 1994, was attributable to several factors. At Oakpointe, rental revenue decreased by $45,000 as a result of the termination of the Illinois Department of Employment Security lease in March 1994. In addition, operating expense recoveries decreased by $80,000. At Cornerstone, Studebaker's terminated its lease in September 1994, resulting in a $50,000 decrease in income. At Arlington, rental income decreased by an aggregate of $23,000 as a result of three tenants terminating their leases upon expiration in late 1994. The aforementioned decreases were partially offset by an increase in rental income at Washington Technical Center and Terracentre. At Washington Technical Center, three new leases were successfully negotiated, encompassing 25,698 square feet and increasing rental income by an aggregate of $54,000. At Terracentre, rental income increased as a result of three new leases and the expansion of an existing tenant.

         Interest income resulted from the temporary investment of Partnership working capital. The increase from 1994 to 1995 was attributable to a higher rate of return on short-term investments.

         The decrease in operating expenses for the three months ended March 31, 1995, as compared to the corresponding period in 1994, was primarily attributable to a decrease in snow removal of $21,000 at Arlington and $18,000 at Oakpointe. This decrease was partially offset by an increase in professional services of $15,000 at Cornerstone and $2,000 at Ladera I.

         The increase in real estate taxes for the three months ended March 31, 1995, as compared to the corresponding period in 1994, was primarily attributable to an increase in property tax accrual at Arlington.

         General and administrative expenses for the three months ended
         March 31, 1995 and 1994, include charges of $132,000 and $131,000, respectively, from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three months ended March 31, 1995 and 1994, are direct charges of $105,000 and $102,000, respectively, relating to audit fees, tax preparation fees, legal fees and professional services, liability insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (Cont'd.)
         -------------

         Results of Operations for the Three Months Ended March 31, 1995
         ---------------------------------------------------------------
         Compared With the Three Months Ended March 31, 1994 (Cont'd.)
         ---------------------------------------------------

         The decrease in depreciation and amortization expenses for the three months ended March 31, 1995, as compared to the corresponding period in 1994, was attributable to the $5,500,0000 adjustment to the carrying value of real estate assets during 1994. As part of this adjustment, the depreciable basis of Cornerstone, Terracentre and Oakpointe were reduced in December 1994 by $3,150,000, $466,000 and $704,000, respectively, with the remaining adjustment of $1,180,000 being allocated to land.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------
         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
         a)  Exhibits:

             27 - Financial Data Schedule.

         b)  Reports on Form 8-K:

             None filed in quarter ended March 31, 1995.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      DAMSON/BIRTCHER REALTY INCOME FUND-I


By: DAMSON/BIRTCHER PARTNERS     By: BIRTCHER PARTNERS,
    (General Partner)                a California general partnership

                                     By: BIRTCHER INVESTMENTS,
                                         a California general partnership,
                                         General Partner of Birtcher Partners

                                         By: BIRTCHER LIMITED,
                                             a California limited partnership,
                                             General Partner of Birtcher
                                             Investments

                                             By: BREICORP,
                                                 a California corporation,
                                                 formerly known as Birtcher
                                                 Real Estate Inc., General
                                                 Partner of Birtcher Limited

Date: May 11, 1995                               By: /s/ Robert M. Anderson
                                                     --------------------------
                                                     Robert M. Anderson
                                                     Executive Director
                                                     BREICORP

                                 By: LF Special Fund II, L.P.,
                                     a California limited partnership

                                     By: Liquidity Fund Asset Management, Inc.,
                                         a California corporation, General
                                         Partner of LF Special Fund II, L.P.

Date: May 11, 1995                       By: /s/ Brent R. Donaldson
                                             -----------------------------
                                             Brent R. Donaldson
                                             President
                                             Liquidity Fund Asset Management,
                                             Inc.