Form 10-Q
period 1995-06-30
DAMSON BIRTCHER REALTY INCOME FUND I
filed 1995-08-11
CIK 745932

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
               QUARTERLY REPORT UNDER SECTIONS 12(G), 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    June 30, 1995
                 ----------------------------------------------------------

Commission file number    0-13563
                      -----------------------------------------------------

                     DAMSON/BIRTCHER REALTY INCOME FUND - I
- ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Pennsylvania                         13-3264491
- ---------------------------------------------------------------------------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)           Identification No.)


27611 La Paz Road, P.O. Box A-1, Laguna Niguel, California    92677-0100
- ---------------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)


                                  (714) 831-0707
- ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
- ---------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 12(g), 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes  X      No
                                  -----      -----

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1995

                                     INDEX


                                                                                                                            Page
                                                                                                                            ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Balance Sheets -
                 June 30, 1995 (Unaudited) and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . .         3

                 Statements of Operations (Unaudited) -
                 Three and Six Months Ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . .         4

                 Statements of Cash Flows (Unaudited) -
                 Six Months Ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5

                 Notes to Financial Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .         8


PART II.         OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11

                         PART I.  FINANCIAL INFORMATION


ITEM 1.          FINANCIAL STATEMENTS


                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                                 BALANCE SHEETS

                                                              June 30,                December 31,
                                                                1995                      1994
                                                             -----------              ------------
                                                             (Unaudited)                (Note)
ASSETS
- ------

Investment in real estate, net:
   Land                                                     $10,016,000               $10,016,000
   Buildings and improvements                                58,014,000                57,851,000
                                                            -----------               -----------
                                                             68,030,000                67,867,000
   Less accumulated depreciation                            (26,327,000)              (25,396,000)
                                                            -----------               -----------
                                                             41,703,000                42,471,000

Cash and cash equivalents                                       851,000                   648,000
Accounts receivable (net of allowance for
   doubtful accounts of $39,000 in 1995)                         49,000                    84,000
Accrued rent receivable                                         462,000                   416,000
Prepaid expenses and other assets                               618,000                   673,000
                                                            -----------               -----------
                                                            $43,683,000               $44,292,000
                                                            ===========               ===========
LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Accounts payable and accrued liabilities                    $   989,000               $ 1,044,000
Secured loan payable                                          3,203,000                 3,285,000
                                                            -----------               -----------
   Total liabilities                                          4,192,000                 4,329,000

Partners' capital:
   Limited Partners                                          39,928,000                40,395,000
   General Partner                                             (437,000)                 (432,000)
                                                            -----------               -----------
                                                             39,491,000                39,963,000
                                                            ===========               ===========
Commitments and contingencies                                         -                        -
                                                            -----------               -----------
                                                            $43,683,000               $44,292,000
                                                            ===========               ===========


Note: The balance sheet at December 31, 1994 has been prepared from the audited financial statements as of that date.


   The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended                                 Six Months Ended
                                                       June 30,                                          June 30,
                                         ------------------------------------               ----------------------------------
                                             1995                     1994                     1995                    1994
                                         -----------              -----------               -----------            -----------
REVENUES
- --------

Rental income                            $ 1,491,000              $ 1,577,000               $ 2,970,000            $ 3,180,000
Interest income                               11,000                    9,000                    21,000                 19,000
                                         -----------              -----------               -----------            -----------

   Total revenues                          1,502,000                1,586,000                 2,991,000              3,199,000
                                         -----------              -----------               -----------            -----------

EXPENSES
- --------

Operating expenses                           400,000                  447,000                   863,000                934,000
Real estate taxes                            217,000                  231,000                   453,000                462,000
Depreciation and
   amortization                              495,000                  556,000                 1,005,000              1,116,000
General and
  administrative                             248,000                  244,000                   485,000                477,000
Interest                                      73,000                   76,000                   146,000                153,000
                                         -----------              -----------               -----------            -----------
   Total expenses                          1,433,000                1,554,000                 2,952,000              3,142,000
                                         -----------              -----------               -----------            -----------
NET INCOME                               $    69,000              $    32,000               $    39,000            $    57,000
                                         ===========              ===========               ===========            ===========

NET INCOME
ALLOCABLE TO:

   General Partner                       $         -              $         -               $         -            $     1,000
                                         ===========              ===========               ===========            ===========

   Limited Partners                      $    69,000              $    32,000               $    39,000            $    56,000
                                         ===========              ===========               ===========            ===========



   The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     Six Months Ended June 30,
                                                              -------------------------------------
                                                                  1995                     1994
                                                              ------------             ------------
Cash flows from operating activities:
   Net income                                                 $     39,000             $     57,000
Adjustments to reconcile net income to
net cash provided by operating activities:
   Depreciation and amortization                                 1,005,000                1,116,000
Changes in:
   Accounts receivable                                              35,000                        -
   Accrued rent receivable                                         (46,000)                 (84,000)
   Prepaid expenses and other assets                               (19,000)                 (20,000)
   Accounts payable and accrued liabilities                        (55,000)                 (60,000)
                                                              ------------             ------------
Net cash provided by operating activities                          959,000                1,009,000

Cash flows from investing activities:
   Investment in real estate                                      (163,000)                (159,000)
                                                              ------------             ------------
Net cash used in investing activities                             (163,000)                (159,000)

Cash flows from financing activities:
   Secured loan payable                                            (82,000)                 (76,000)
   Distributions                                                  (511,000)                (746,000)
                                                              ------------             ------------
Net cash used in financing activities                             (593,000)                (822,000)

Net increase in cash and cash equivalents                          203,000                   28,000

Cash and cash equivalents, beginning of
   period                                                          648,000                1,068,000
                                                              ------------             ------------
Cash and cash equivalents, end of period                      $    851,000             $  1,096,000
                                                              ============             ============



   The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS - UNAUDITED

(1)      Accounting Policies

         The financial statements of Damson/Birtcher Realty Income Fund-I (the "Partnership") included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

(2)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended June 30, 1995 and 1994, the Partnership incurred approximately $54,000 and $43,000, respectively, of such expenses. For the six months ended June 30, 1995 and 1994, such payments were $108,000 and $86,000, respectively.

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 3% of the gross receipts from the properties under management. Such fee amounted to approximately $38,000 and $37,000 for the three months ended June 30, 1995 and 1994, respectively, and $76,000 and $84,000 for the six months ended June 30, 1995 and 1994. In addition, an affiliate of the General Partner received $80,000 and $85,00 for the three months ended June 30, 1995 and 1994, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs. For the six months ended June 30, 1995 and 1994, such costs were $163,000 and $156,000, respectively.

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

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees amounted to approximately $152,000 and $176,000 for the six months ended June 30, 1995 and 1994, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the six months ended June 30, 1995 and 1994, amounted to $7,000 and $2,000, respectively.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

(3)      Commitments and Contingencies

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resource

         Subsequent to the completion of its acquisition program in September 1985, the Partnership has been engaged primarily in the operation of its properties. The Partnership intends to hold its properties as long-term investments, although properties may be sold at any time depending upon the General Partner's judgment of the anticipated remaining economic benefits of continued ownership. Working capital is provided principally from the operation of the Partnership's properties and the working capital reserve established for the properties.

         On July 30, 1993, the Partnership obtained a new loan secured by a First Deed of Trust on the Certified Distribution Center in Salt Lake City, Utah. The new loan, in the amount of $3,500,000, carries a fixed interest rate of 9% per annum over a 13-year fully amortizing term. The Partnership's first payment of $38,138.82 was paid on September 1, 1993, with monthly installments due thereafter. Proceeds from the new loan, along with $500,0000 of existing Partnership cash reserves, were used to retire the Partnership's existing debt of $4,000,000.

         The Partnership is currently planning a significant renovation of The Cornerstone Shopping Center. The Partnership has submitted preliminary design drawings to the City of Tempe, Arizona, and has received approval, construction is currently scheduled to begin in August, 1995. The General Partner currently estimates the cost of the planned capital improvements which include exterior facade modifications, hardscape and softscape changes and signage upgrades to be approximately $1,500,000, plus an additional $500,000 for tenant improvements and leasing commissions. To pay these expenses, the Partnership may reduce or entirely suspend distributions for two or more quarters.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

         Liquidity and Capital Resources (Cont'd)

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

         Distributions through June 30, 1995, represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital improvement reserve requirements and fees paid to the General Partner. Future cash distributions will be made principally to the extent of cash flow attributable to operations of the Partnership's properties net of fees and capital expenses and reserve requirements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

         Results of Operations for the Three Months Ended June 30, 1995 Compared With the Three Months Ended June 30, 1994 and for the Six Months Ended June 30, 1995 Compared With the Six Months Ended June 30, 1994

         The decrease in rental income for the three months ended June 30, 1995, as compared to the corresponding period in 1994, was primarily attributable to several factors. At Cornerstone Shopping Center, revenue decreased by an aggregate of $62,000, which was primarily the result of four tenants terminating their leases prior to expiration:
         Studebaker's lease in September 1994, and Flakey Jakes, Player's Choice and Glacier Yogurt in 1995. At Oakpointe, operating expense recoveries and miscellaneous revenue decreased by $47,000 and at Arlington revenue decreased by an aggregate of $25,000, which was primarily the result of reduced operating expense recoveries in 1995. The aforementioned decreases were partially offset by a $49,000 increase in rental income at Washington Technical Center in 1995.

         The decrease in rental income for the six months ended June 30, 1995, as compared to the corresponding period in 1994, was primarily the result of the following: at Oakpointe, revenue decreased by $150,000, because of the termination of the Illinois Department of Employment Security lease in March 1994, and decreased operating expense recoveries in 1995. At Cornerstone Shopping Center, four tenants terminated their leases prior to expiration in late 1994 and second quarter 1995, resulting in a decrease in revenue by an aggregate of $111,000. At Arlington, three tenants terminated their leases upon expiration in late 1994, resulting in a $50,000 decrease in revenue in 1995. The aforementioned decreases were partially offset by an increase in rental income at Washington Technical Center of $103,000, which was the result of successful negotiations of three new leases encompassing 25,698 square feet in late 1994.

         Interest income resulted from the temporary investment of Partnership working capital. The increase from 1994 to 1995 was attributable to a higher rate of return on short-term investments.

         The decrease in operating expenses for the three months ended June 30, 1995, as compared to the corresponding period in 1994, was primarily attributable to the decrease in legal and professional services at Cornerstone Shopping Center and Terracentre. The decrease in operating expenses for the six months ended June 30, 1995, as compared to the corresponding period in 1994, was primarily attributable to a decrease in snow removal of $21,000 at Arlington and $18,000 at Oakpointe. In addition, legal and professional services associated with minor tenant disputes were decreased at Cornerstone by $27,000.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

         Results of Operations for the Three Months Ended June 30, 1995 Compared With the Three Months Ended June 30, 1993 and for the Six Months Ended June 30, 1995 Compared With the Six Months Ended June 30, 1994 (Cont'd)

         The decrease in real estate taxes for the three and six months ended June 30, 1995, as compared to the corresponding periods in 1994, was primarily attributable to a lower tax assessment at Washington Technical Center.

         The decrease in deprecation and amortization expenses for the three and six months ended June 30, 1995, as compared to the corresponding period in 1994, was attributable to the $5,500,000 adjustment to the carrying value of real estate assets during 1994. As part of this adjustment, the depreciable basis of Cornerstone, Terracentre and Oakpointe were reduced in December 1994 by $3,150,000, $466,000 and $704,000, respectively, with the remaining adjustment of $1,180,000 being allocated to land.

         General and administrative expenses for the six months ended June 30, 1995 and 1994, include $267,000 and $264,000, respectively, of charges from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the six months ended June 30, 1995 and 1994, are direct charges of $218,000 and $213,000, respectively, relating to audit and tax preparation fees, annual appraisal fees, legal fees, insurance expense, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         Interest expenses resulted from interest on the first Deed of Trust on Certified Distribution Center. The decrease in interest expenses for the six months ended June 30, 1995, as compared to 1994, was attributable to the increase in principal payment of the loan which carries a fixed interest rate of 9% per annum over a 13-year fully amortized term.


                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)      Exhibits:

                 Exhibit 27 -- Financial Data Schedule.

         b)      Reports on Form 8-K:

                 None filed in quarter ended June 30, 1995.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                       DAMSON/BIRTCHER REALTY INCOME FUND-I


By: DAMSON BIRTCHER PARTNERS      By:  BIRTCHER PARTNERS,
         (General Partner)             a California general partnership

                                  By:  BIRTCHER INVESTMENTS,
                                       a California general partnership,
                                       General Partner of Birtcher
                                       Partners

                                  By:  BIRTCHER LIMITED,
                                       a California limited partnership,
                                       General Partner of Birtcher
                                       Investments

                                       By:  BREICORP,
                                            a California corporation, formerly
                                            known as Birtcher Real Estate
                                            Inc., General Partner of
                                            Birtcher Limited

Date: August 11, 1995                       By:     /s/ Robert M. Anderson
                                                -------------------------------
                                                        Robert M. Anderson
                                                        Executive Director

                                  By:  LF Special Fund II, L.P.,
                                       a California limited partnership

                                       By:  Liquidity Fund Asset Management,
                                            Inc., a California
                                            corporation, General Partner
                                            of LF Special Fund II, L.P.

Date: August 11, 1995                       By:      /s/ Brent R. Donaldson
                                                  ------------------------------
                                                         Brent R. Donaldson
                                                         President
                                                         Liquidity Fund Asset
                                                         Management, Inc.