Form 10-Q
period 1995-09-30
DAMSON BIRTCHER REALTY INCOME FUND I
filed 1995-11-13
CIK 745932

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

              QUARTERLY REPORT UNDER SECTION 12(g), 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    September 30, 1995
                   ----------------------------------------------------------

Commission file number    0-13563
                        -----------------------------------------------------



                     DAMSON/BIRTCHER REALTY INCOME FUND - I
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                   Pennsylvania                        13-3264491
-----------------------------------------------------------------------------
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)           Identification No.)


   27611 La Paz Road, P.O. Box A-1, Laguna Niguel, California    92677-0100
-----------------------------------------------------------------------------
            (Address of principal executive offices)             (Zip Code)


                                  (714) 831-0707
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
-----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                         QUARTERLY REPORT ON FORM 10-Q
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995

                                     INDEX


                                                                                                            Page
                                                                                                            ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Balance Sheets - September 30, 1995 (Unaudited) and
                    December 31, 1994 ..............................................................          3

                 Statements of Operations (Unaudited) - Three and Nine Months
                    Ended September 30, 1995 and 1994  .............................................          4

                 Statements of Cash Flows (Unaudited) - Nine Months
                    Ended September 30, 1995 and 1994  .............................................          5

                 Notes to Financial Statements (Unaudited)  ........................................          6

Item 2.          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations  .....................................................          8


PART II.         OTHER INFORMATION  ................................................................         11

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                                 BALANCE SHEETS

                                                                               September 30,      December 31,
                                                                                   1995               1994
                                                                               ------------       ------------
                                                                               (Unaudited)           (Note)
ASSETS
------

Investment in real estate, net:

   Land                                                                        $ 10,016,000       $ 10,016,000
   Buildings and improvements                                                    58,365,000         57,851,000
                                                                               ------------       ------------
                                                                                 68,381,000         67,867,000
   Less accumulated depreciation                                                (26,792,000)       (25,396,000)
                                                                                -----------        -----------
                                                                                 41,589,000         42,471,000

Cash and cash equivalents                                                           708,000            648,000
Accounts receivable (net of allowance for
   doubtful accounts of $52,000 in 1995)                                             33,000             84,000
Accrued rent receivable                                                             442,000            416,000
Prepaid expenses and other assets                                                   665,000            673,000
                                                                               ------------       ------------
                                                                               $ 43,437,000       $ 44,292,000
                                                                               ============       ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable and accrued liabilities                                       $  1,139,000       $  1,044,000
Secured loan payable                                                              3,160,000          3,285,000
                                                                               ------------       ------------
   Total liabilities                                                              4,299,000          4,329,000

Partners' capital:

   Limited Partners                                                              39,578,000         40,395,000
   General Partner                                                                 (440,000)          (432,000)
                                                                               ------------       ------------
                                                                                 39,138,000         39,963,000
                                                                               ------------       ------------

Commitments and contingencies                                                             -                  -
                                                                               ------------       ------------
                                                                               $ 43,437,000       $ 44,292,000
                                                                               ============       ============


Note: The balance sheet at December 31, 1994 has been prepared from the audited financial statements as of that date.


The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                  September 30,
                                                --------------------------      ----------------------------
                                                   1995            1994            1995             1994
                                                ----------      ----------      -----------      -----------
REVENUES
--------

Rental income                                   $1,442,000      $1,562,000       $4,411,000       $4,742,000
Interest                                            12,000          12,000           33,000           31,000
                                                ----------      ----------       ----------       ----------

   Total revenues                                1,454,000       1,574,000        4,444,000        4,773,000
                                                ----------      ----------       ----------       ----------

EXPENSES
--------

Operating expenses                                 475,000         482,000        1,338,000        1,416,000
Real estate taxes                                  257,000         244,000          709,000          705,000
Depreciation and amortization                      505,000         576,000        1,510,000        1,692,000
General and administrative                         243,000         237,000          728,000          714,000
Interest                                            72,000          75,000          218,000          229,000
                                                ----------      ----------       ----------       ----------

   Total expenses                                1,552,000       1,614,000        4,503,000        4,756,000
                                                ----------      ----------       ----------       ----------

NET INCOME/(LOSS)                               $  (98,000)     $  (40,000)      $  (59,000)      $   17,000
                                                ==========      ==========       ==========       ==========

NET INCOME/(LOSS) ALLOCABLE TO:

   General Partner                              $   (1,000)     $        -       $   (1,000)      $        -
                                                ==========      ==========       ==========       ==========

   Limited Partners                             $  (97,000)     $  (40,000)      $  (58,000)      $   17,000
                                                ==========      ==========       ==========       ==========



The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
                                                                                1995               1994
                                                                             -----------         -----------
Cash flows from operating activities:

   Net income (loss)                                                         $  (59,000)        $    17,000

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation and amortization                                              1,510,000           1,692,000

Changes in:

   Accounts receivable                                                           51,000              52,000
   Accrued rent receivable                                                      (26,000)            (88,000)
   Prepaid expenses and other assets                                           (106,000)            (75,000)
   Accounts payable and accrued liabilities                                      95,000            (169,000)
                                                                             ----------         -----------
Net cash provided by operating activities                                     1,465,000           1,429,000

Cash flows from investing activities:

   Investment in real estate                                                   (514,000)           (378,000)
                                                                             ----------         -----------
Net cash used in investing activities                                          (514,000)           (378,000)

Cash flows from financing activities:

   Secured loan payable                                                        (125,000)           (115,000)
   Distributions                                                               (766,000)         (1,110,000)
                                                                             ----------         -----------
Net cash used in financing activities                                          (891,000)         (1,225,000)

Net increase (decrease) in cash and cash equivalents                             60,000            (174,000)

Cash and cash equivalents, beginning of period                                  648,000           1,068,000
                                                                             ----------         -----------

Cash and cash equivalents, end of period                                     $  708,000         $   894,000
                                                                             ==========         ===========


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

         A Limited Partner who was charged a reduced sales commission, or no sales commission, was credited with proportionately larger Invested Capital and therefore had a disproportionately greater interest in the capital and revenues of the Partnership than a Limited Partner who paid commissions at a higher rate. As a result, the Partnership has no set unit value as all accounting, investor reporting and tax information is based upon each investor's relative percentage of Invested Capital. Accordingly, earnings or loss per unit is not presented in the accompanying financial statements.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



NOTES TO FINANCIAL STATEMENTS - UNAUDITED

(2)      Transactions with Affiliates
         ----------------------------

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended September 30, 1995 and 1994, the Partnership incurred approximately $49,000 and $43,000, respectively, of such expenses. For the nine months ended September 30, 1995 and 1994, such amounts were $157,000 and $128,000, respectively.

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 3% of the gross receipts from the properties under management. Such fee amounted to approximately $39,000 and $43,000 for the three months ended September 30, 1995 and 1994, respectively, and $116,000 and $127,000 for the nine months ended September 30,1995 and 1994, respectively. In addition, an affiliate of the General Partner received $79,000 and $75,000 for the three months ended September 30, 1995 and 1994, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs. For the nine months ended September 30, 1995 and 1994, such costs were $243,000 and $231,000, respectively.

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

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended September 30, 1995, and 1994, were $76,000 and $88,000, respectively. For the nine months ended September 30, 1995 and 1994, such fees were $228,000 and $265,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of any leases. Fees for leasing services for the three months ended September 30, 1995 and 1994, amounted to approximately $21,000 and $11,000, respectively. For the nine months ended September 30, 1995, and 1994, such fees were $28,000 and $13,000, respectively.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources
         -------------------------------

         Subsequent to the completion of its acquisition program in September 1985, the Partnership has been engaged primarily in the operation of its properties. The Partnership intends to hold its properties as long-term investments, although properties may be sold at any time depending upon the General Partner's judgment of the anticipated remaining economic benefits of continued ownership. Working capital is provided principally from the operation of the Partnership's properties and the working capital reserves established for the properties. The Partnership may incur mortgage indebtedness relating to such properties by borrowing funds primarily to fund capital improvements or to obtain financing proceeds for distribution to the partners.

         On July 10, 1993, the Partnership obtained a new loan secured by a First Deed of Trust on the Certified Distribution Center in Salt Lake City, Utah. The new loan, in the amount of $3,500,000, carries a fixed interest rate of 9% per annum over a 13-year fully amortizing term. The Partnership's first payment of $38,138.82 was paid on September 1, 1993, with monthly installments due thereafter. Proceeds from the new loan, along with $500,000 of existing Partnership cash reserves, were used to retire the Partnership's existing debt of $4,000,000.

         Distributions through September 30, 1995, represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital reserve requirements and fees paid to the General Partner. Future cash distributions will be made principally to the extent of cash flow attributable to operations of the Partnership's properties net of fees and capital reserve requirements.

         Renovation of The Cornerstone Shopping Center has begun during third quarter 1995, and as previously reported, the cost of renovation which included exterior facade modifications, hardscape and softscape and signage upgrades would be approximately $1,500,000, plus an additional $500,000 for tenant improvements and leasing commissions. To pay these

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)
         -------------------------------

         expenses, the Partnership will suspend distributions for two or more quarters.

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

         Results of Operations for the Three Months Ended September 30, 1995 Compared With the Three Months Ended September 30, 1994 and for the Nine Months Ended September 30, 1995 Compared With the Nine Months Ended September 30, 1994
         -------------------------------------------------------------------

         The decrease in rental income for the three and nine months ended September 30, 1995, as compared to the corresponding period in 1994, were primarily attributable to the decrease in revenue at The Cornerstone Shopping Center and Oakpointe. At The Cornerstone Shopping

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended September 30, 1995 Compared With the Three Months Ended September 30, 1994 and for the Nine Months Ended September 30, 1995 Compared With the Nine Months Ended September 30, 1994 (Cont'd.)
         -------------------------------------------------------------------

         Center, ten tenants terminated their leases prior to or upon their respective scheduled expirations. The respective terminations resulted in an aggregate 18% decrease in the property's occupancy rate and a decrease in rental income of $311,000 for the nine months ended September 30, 1995, when compared to the corresponding period in 1994. At Oakpointe, revenue decreased by $152,000 for the nine months ended September 30, 1995, as compared to the corresponding period in 1994. This decrease was primarily the result of the termination of the Illinois Department of Employment Security lease in March 1994, and in addition, common area expense were reconciled during 1995, which resulted in a refund of tenant overpayments. The aforementioned decreases were partially offset by an increase in rental income at Washington Technical Center of $142,000, which was the result of successful negotiations of three new leases encompassing 25,698 square feet in late 1994.

         Interest income resulted from the temporary investment of Partnership working capital. The increase for the nine months ended September 30, 1995, as compared to the corresponding period in 1994, was attributable to a higher rate-of-return on short-term investments achieved during 1995.

         The decrease in operating expenses for the nine months ended September 30, 1995, as compared to the corresponding period in 1994, was primarily attributable to a decrease in legal fees at The Cornerstone Shopping Center.

         The increase in real estate taxes for the three and nine months ended September 30, 1995, as compared to the corresponding period in 1994 was primarily attributable to an increase in the property's tax assessment at The Cornerstone Shopping Center. The aforementioned increase was partially offset by lower tax assessment at Washington Technical Center, which was a result of a successful tax appeal during 1995.

         The decrease in depreciation and amortization expenses for the three and nine months ended September 30, 1995, as compared to the corresponding period in 1994, was attributable to the $5,500,000 adjustment to the carrying value of real estate assets during 1994.
         As part of this adjustment, the depreciable basis of Cornerstone, Terracentre and Oakpointe were reduced in December 1994 by $3,150,000, $466,000 and $704,000, respectively, with the remaining adjustment of $1,180,000 being allocated to land.

         General and administrative expenses for the nine months ended

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended September 30, 1995 Compared With the Three Months Ended September 30, 1994 and for the Nine Months Ended September 30, 1995 Compared With the Nine Months Ended September 30, 1994 (Cont'd.)
         -------------------------------------------------------------------

         September 30, 1995 and 1994, include $414,000 and $407,000, respectively, of charges from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the nine months ended September 30, 1995 and 1994, are direct charges of $314,000 and $307,000, respectively, relating to audit and tax return preparation fees, annual appraisal fees, legal fees, insurance expense, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         The increase in general and administrative expenses for the three and nine months ended September 30, 1995, as compared to the corresponding periods in 1994, was primarily attributable to the increase in legal fees and professional services and administrative wages. The aforementioned increases were partially offset by a decrease in asset management fees during 1995.

         Interest expenses resulted from interest on the first deed of trust on Certified Distribution Center. The decrease in interest expense for the three and nine months ended September 30, 1995, as compared to the corresponding period in 1994, was attributable to the increase in principal payment of the loan, which carries a fixed interest rate of 9% per annum over a 13-year fully amortized term.


                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits:

              Exhibit 27 - Financial Data Schedule.

         b)   Reports on Form 8-K:

              None filed in quarter ended September 30, 1995.

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


By: DAMSON BIRTCHER PARTNERS   By: BIRTCHER PARTNERS,
    (General Partner)              a California general partnership

                                   By: BIRTCHER INVESTMENTS,
                                       a California general partnership,
                                       General Partner of Birtcher Partners

                                       By: BIRTCHER LIMITED,
                                           a California limited partnership,
                                           General Partner of Birtcher
                                           Investments

                                           By: BREICORP,
                                               a California corporation,
                                               formerly known as Birtcher Real
                                               Estate Inc., General Partner of
                                               Birtcher Limited


Date:  November 10, 1995                       By: /s/ Robert M. Anderson
                                                   -----------------------------
                                                       Robert M. Anderson
                                                       Executive Director
                                                       BREICORP


                               By: LF Special Fund II, L.P.,
                                   a California limited partnership

                                   By: Liquidity Fund Asset Management, Inc.,
                                       a California corporation, General
                                       Partner of LF Special Fund II, L.P.


Date:  November 10, 1995               By: /s/ Brent R. Donaldson
                                           -------------------------------------
                                               Brent R. Donaldson
                                               President
                                               Liquidity Fund Asset
                                               Management, Inc.