Form 10-K
period 1995-12-31
DAMSON BIRTCHER REALTY INCOME FUND I
filed 1996-04-01
CIK 745932

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


For the fiscal year ended December 31, 1995       COMMISSION FILE NUMBER 0-13563


                      DAMSON/BIRTCHER REALTY INCOME FUND-I

             (Exact name of registrant as specified in its charter)

          Pennsylvania                                          13-3264491
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

27611 La Paz Road, Laguna Niguel, California                       92656
  (Address of principal executive offices)                       (Zip Code)

                                 (714) 643-7700
                        (Registrant's telephone number)


          Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
Title of each class                                        on which registered

        NONE                                                       NONE


          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days.

                               Yes  X      No
                                   ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                                                             / /

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's registration statement on Form S-11 (Commission File No. 2-91065), dated June 22, 1985, as supplemented, filed under the Securities Act of 1933 are incorporated by reference into PART IV of this report.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995


                                     INDEX

                                                                             Page
                                                                             ----
PART I

         Item 1.     Business   . . . . . . . . . . . . . . . . . . . . . .    2
         Item 2.     Properties   . . . . . . . . . . . . . . . . . . . . .    4
         Item 3.     Legal Proceedings  . . . . . . . . . . . . . . . . . .    5
         Item 4.     Submission of Matters to a Vote of
                       Security Holders   . . . . . . . . . . . . . . . . .    5


PART II

         Item 5.     Market for the Registrant's Limited Partnership
                       Interests and Related Security Holder Matters  . . .    5
         Item 6.     Selected Financial Data  . . . . . . . . . . . . . . .    7
         Item 7.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations  . . . . . . . .    8
         Item 8.     Financial Statements and Supplementary Data  . . . . .  F-1
         Item 9.     Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure  . . . . . . . .   16


PART III

         Item 10.    Directors and Executive Officers of the Registrant   .   16
         Item 11.    Executive Compensation   . . . . . . . . . . . . . . .   16
         Item 12.    Security Ownership of Certain Beneficial Owners
                       and Management   . . . . . . . . . . . . . . . . . .   17
         Item 13.    Certain Relationships and Related Transactions   . . .   17


PART IV

         Item 14.    Exhibits, Financial Statement Schedules and
                       Reports on Form 8-K  . . . . . . . . . . . . . . . .   17
           ---       Signatures   . . . . . . . . . . . . . . . . . . . . .   20

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

The Partnership acquired the properties during the period from December 19, 1984 through September 18, 1985, entirely for cash, free and clear of mortgage indebtedness. In September 1987, the Partnership borrowed $4,000,000 pursuant to a loan agreement secured by a First Deed of Trust on the Certified Distribution Center in Salt Lake City, Utah. The net proceeds were used primarily for capital improvements and leasing commissions on certain of the Partnership's properties, the Partnership's working capital reserves and certain general and administrative expenses. On July 30, 1993, the Partnership refinanced this loan to obtain a more favorable interest rate. In March 1996, the Partnership entered into a loan agreement pursuant to which it may borrow up to $1,500,000, evidenced by a note secured by a first deed of trust and financing statement on the Ladera I Shopping Center in Albuquerque, New Mexico. The net proceeds of the foregoing loan will be used to fund a portion of the renovation and tenant improvements at The Cornerstone and tenant improvements at Oakpointe, with any remainder added to the Partnership's working capital reserves. Additionally, the Partnership may incur unsecured indebtedness from time to time to supplement its working capital needs. See Note 5 to Financial Statements in Item 8.

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

Given the mandate of the May 5, 1993 Information Statement, the General Partner has decided to account for the Partnership's properties as assets held for sale, instead of for investment. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets was greater than its appraised value, the General Partner reduced the carrying value of the property by the difference. Using this methodology, the General Partner determined that The Cornerstone, Ladera I Shopping Center, Terracentre, Arlington Executive Plaza and Washington Technical Center, had carrying values greater than their appraised values, and therefore reduced their carrying values to $9,032,000, $6,234,000, $2,397,000, $2,740,000, and $2,612,000,
respectively.

The Partnership derives most of its revenue from rental income.  Both Certified

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



                                     PART I
Item 1.         Business (Cont'd.)

Warehouse and Transfer Company,Inc. ("Certified") and FIserv, Inc. ("FIserv", formerly dba Citicorp CIR, Inc.) represent significant portions of such income. Rental income from Certified totaled $984,000 in 1995, 1994 and 1993, or approximately 17%, 16% and 15%, respectively, of the Partnership's total rental income. Rental income from FIserv totaled $880,000 in 1995, $886,000 in 1994 and $916,000 in 1993, or approximately 15%, 14% and 14%, respectively, of the Partnership's total rental income.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 2.  PROPERTIES                                                                                     NUMBER OF
                                                                                              NET        TENANT    PERCENTAGE
                                                                                            RENTABLE     LEASES     OCCUPIED
                                  PURCHASE                                                  AREA IN      AS OF        AS OF
NAME/LOCATION/DATE ACQUIRED       PRICE(1)                 DESCRIPTION                      SQ. FT.     12/31/95    12/31/95
- -----------------------------------------------------------------------------------------------------------------------------
Washington Technical Center,     $ 3,874,000    Four business center buildings               50,973         5           96%
  Phase I                                       located on 4.87 acres of land.
Renton, Washington
December 19, 1984

Arlington Executive Plaza          7,315,000    Seven single-story office buildings          72,977        28           70%
Arlington Heights, Illinois                     located on 7.2 acres of land.
February 15, 1985

Certified Distribution Center      9,327,000    Two warehouse/distribution buildings        312,260         2          100%
Salt Lake City, Utah                            located on 12.65 acres of land.
April 2, 1985

Ladera Shopping Center,            8,543,000    A neighborhood retail shopping center        89,544        18           95%
  Phase I                                       located on 10.9 acres of land.
Albuquerque, New Mexico
May 10, 1985

The Cornerstone                   17,618,000    A seven-building specialty retail           114,441        25           70%
Tempe, Arizona                                  center located on 10.9 acres of land.
July 19, 1985

Terracentre                       20,037,000    A 15-story office building located           95,723        16           68%
Denver, Colorado                                on .41 acres of land.
September 6, 1985

Oakpointe                          9,517,000    Office building located on 6.8 acres         96,213         2           76%
Arlington Heights, Illinois                     of land.
September 18, 1985
                                 -----------                                                -------
TOTAL                            $76,231,000                                                832,131
                                 ===========                                                =======

SEE NOTE TO TABLE ON THE FOLLOWING PAGE.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


Item 2.      PROPERTIES (Cont'd.)

NOTE TO TABLE ON THE PRECEDING PAGE

        (1) The purchase price does not include an allocable share of the $4,860,000 of acquisition fees paid to the General Partner. Also, for certain properties, the purchase price has been reduced by cash received after acquisition under rental agreements for non-occupied space.


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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS (Cont'd.)

As of February 29, 1996, the number of holders of the Partnership's interests is as follows:

                  General Partner                      1
                  Limited Partners                10,873
                                                  ------

                                                  10,874
                                                  ======

The Partnership makes quarterly cash distributions to its partners out of distributable cash pursuant to the Partnership's Agreement of Limited Partnership. Distributable cash is generally paid 99% to the Limited Partners and 1% to the General Partner.

The Partnership has paid the following quarterly cash distributions to its Limited Partners:



CALENDAR
QUARTERS      1996      1995        1994        1993        1992        1991
- ------------------------------------------------------------------------------
First          0      $253,000    $370,000    $662,000    $487,000    $730,000
Second                 253,000     370,000     486,000        0        486,000
Third                  253,000     360,000     350,000        0        486,000
Fourth                    0        369,000     370,000     642,000     487,000

The Limited Partners and the General Partner are entitled to receive quarterly cash distributions, as available, in the future. During 1995, the General Partner temporarily suspended distributions for two or more quarters, commencing with the last quarter of 1995, to fund a portion of the renovation and tenant improvements at The Cornerstone and tenant improvements at Oakpointe, and Washington Technical Center.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


Item 6.         SELECTED FINANCIAL DATA



                                                    YEAR ENDED DECEMBER 31,
                         ---------------------------------------------------------------------------
                             1995            1994           1993            1992             1991
                         ---------------------------------------------------------------------------
Total Revenues           $ 5,973,000     $ 6,307,000     $6,525,000     $  7,403,000     $ 7,606,000
                         ===========     ===========     ==========     ============     ===========

Net Income (Loss):
  General Partner        $   (50,000)    $   (56,000)    $   (2,000)    $   (138,000)    $     4,000
  Limited Partners        (4,922,000)     (5,535,000)      (193,000)     (13,654,000)        374,000
                         -----------     -----------     ----------     ------------     -----------

                         $(4,972,000)    $(5,591,000)    $ (195,000)    $(13,792,000)    $   378,000
                         ===========     ===========     ==========     ============     ===========

Total Distributions:
  General Partner        $     8,000     $    15,000     $   19,000     $     11,000     $    22,000
                         ===========     ===========     ==========     ============     ===========

  Limited Partners       $   759,000     $ 1,469,000     $1,868,000     $  1,129,000     $ 2,189,000
                         ===========     ===========     ==========     ============     ===========


                                                  YEAR ENDED DECEMBER 31,
                         ---------------------------------------------------------------------------
                            1995            1994            1993           1992              1991
                         ---------------------------------------------------------------------------
Total Assets             $38,493,000     $44,292,000     $51,460,000    $54,144,000      $69,157,000
                         ===========     ===========     ===========    ===========      ===========

Secured Loan Payable     $ 3,116,000     $ 3,285,000     $ 3,440,000    $ 4,000,000      $ 4,000,000
                         ===========     ===========     ===========    ===========      ===========

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Since the completion of its acquisition program in September 1985, the Partnership has been primarily engaged in the operation of its properties. The Partnership's objective has been to hold its properties as long-term investments, although properties may be sold at any time, depending upon the General Partner's judgment of the anticipated remaining economic benefits of continued ownership. That notwithstanding, the Information Statement, dated May 5, 1993, as described below, mandates that the General Partner shall seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993 which constituted at least one half of the aggregate appraised values of all Partnership properties as of that date are not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, the General Partner has decided to account for the Partnership's properties as assets held for sale, instead of for investment. Working capital is and will be principally provided from the operation of the Partnership's properties and the working capital reserve established for the properties. The Partnership may incur mortgage indebtedness relating to such properties by borrowing funds primarily to fund capital improvements or to obtain financing proceeds for distribution to the partners.

Distributions for the year ended December 31, 1995, represent net cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. Future cash distributions will be made to the extent available from net cash flow generated from operations and sales of the Partnership's properties and interest earned on the investment of capital reserves, after providing for capital reserves and payment for capital improvements and repairs to the Partnership's properties. See Item 5 for a description of the Partnership's distribution history. The Partnership believes that the cash generated from its operations will provide the Partnership the funds necessary to meet all of its ordinary obligations.

Certain of the Partnership's properties are not fully leased. The Partnership is actively marketing the vacant space in these properties, subject to the competitive environment in each of the market areas. To the extent the Partnership is not successful in maintaining or increasing occupancy levels at these properties, the Partnership's future cash flow and distributions may be reduced.

The Partnership began renovation of The Cornerstone, located in Tempe, Arizona in August 1995 and is scheduled to be completed during first quarter of 1996. The General Partner currently estimates the cost of the planned capital improvements which include exterior facade modifications, hardscape and softscape changes and signage upgrades, to be approximately $1,200,000, plus $600,000 for tenant improvements and leasing commissions. To pay for a portion of these improvements and commissions the Partnership has temporarily suspended distributions to its partners.

In June 1993, the Partnership completed its solicitation of written consents from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement, dated May 5, 1993. Those proposals have been implemented by amending the Partnership Agreement as contemplated by the Information Statement. The amendments include, among other things, the future payment of asset management and leasing fees to the General Partner and the elimination of the General Partner's residual interest and deferred leasing fees that were previously subordinated to return of the Limited Partners' 9% Preferential Return. See
Item 8, Note 3 to the Financial Statements for discussion of fees paid to the General Partner for the year ended December 31, 1995.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)

The General Partner elected to terminate the Partnership's Property Management Agreement with Glenborough Management Corporation ("Glenborough") effective November 1, 1993. On that date, the General Partner caused the Partnership to enter a new property management agreement with Birtcher Properties, an affiliate of the General Partner. Pursuant to the Partnership Management Agreements, Birtcher Properties will act as the Partnership's exclusive agent to operate, rent, manage and maintain the Partnership's properties. Birtcher Properties will perform substantially the same services that Glenborough performed during the previous two-year period at fees similar to (and not larger than) the fees it used to pay Glenborough, plus certain costs associated with property management, as before. The contracts are terminable upon a minimum of 60 days' written notice by either party. As before, the General Partner will continue to oversee the day-to-day management of the Partnership.

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

In March 1996, the Partnership entered into a loan agreement pursuant to which it may borrow up to $1,500,000, evidenced by a note secured by a first deed of trust and financing statement on the Ladera I Shopping Center in Albuquerque, New Mexico. Pursuant to the note and loan agreement, until March 3, 1997 the Partnership is to pay interest only at the rate of 1% over prime (currently, the loan rate is 9.25%) on the amounts it borrows. Thereafter, the outstanding balance of all advances made under the note is to be converted to a fully amortizing loan payable in 24 equal monthly payments of principal plus accrued interest, commencing April 3, 1997. The Partnership has agreed to repay the loan from the first sale of the Parthership's property. The net proceeds of the foregoing loan will be used to fund a portion of the renovation and tenant improvements at The Cornerstone and tenant improvements at Oakpointe, with any remainder added to the Partnership's working capital reserves.

January 1, 1996 Property Appraisals and Net Asset Value

In accordance with the terms of the Partnership Agreement, each year the Partnership secures an independent appraisal of each of the Partnership's properties as of January 1. Prior to the January 1, 1995 appraisals, the independent appraiser had estimated each property's "Investment Value," utilizing a seven to ten-year cash flow model to estimate value based upon an income approach.

The amendment to the Partnership Agreement consented to by the Limited Partners in June 1993 mandates, among other things, that the General Partner seek a vote of (and provide an analysis and recommendation to) the Limited Partners no later than December 31, 1996 regarding the prompt liquidation of the Partnership in the event that properties with (then) current appraised values (constituting at least one-half of the total (then) current appraised values) of all of the Partnership's properties are not sold or under contract for sale by the end of 1996.

Given this mandate, the General Partner has requested that the appraiser provide an assessment of value that reflects a shorter investment holding term. Although the General Partner does not currently have a specific liquidation plan for the Partnership's properties, it requested that the appraiser assume that the entire portfolio would be sold over four years, in connection with the January 1995 appraisals and over three years in connection with the January 1996 appraisals.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)


Capital Resources and Liquidity (Cont'd.)

January 1, 1996 Property Appraisals and Net Asset Value (Cont'd.)

Using the shorter-term investment methodology that is consistent with the mandate of the 1993 amendment to the Partnership agreement, the appraiser estimated the value of the Partnership's properties at January 1, 1996 to be $40,390,000, or $4,155 per $10,000 original investor subscription.

Over the past year, the General Partner has examined several alternative methods to achieve the Partnership's goal of selling the Partnership's properties and liquidating the Partnership at the earliest practicable time consistent with achieving reasonable value for the Limited Partners' investment. As explained in the Partnership's May 5, 1993 Information Statement, "achieving reasonable value" has meant for the Partnership to balance receiving higher sales prices per property than their 1993 values while at the same time not waiting forever to sell at a theoretical "top of the market." Alternatives under consideration by the General Partner may include a property-by-property liquidation or selling all of the properties as a single portfolio. The General Partner has had preliminary discussions regarding disposition, in whole or in part, of the Partnership's properties with various potential purchasers of some or all of the Partnership's portfolio.

In connection with its consideration of these alternatives, the General Partner has decided to treat its properties as held for sale, instead of for investment, for financial statement purposes. In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to Be Disposed Of" (see Note 2 to the
Financial Statements in Item 8), the carrying value of these properties was evaluated to ensure that each property was carried on the Partnership's balance sheet at the lower of cost or fair value less selling costs.
The General Partner estimated fair value for this purpose based on appraisals performed as of January 1, 1996. However, fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially.

Based upon the General Partner's survey of the current marketplace, the General Partner believes, in fact, that in the relatively short term the Partnership's properties could generate sales prices that, in the aggregate, could be materially less than their aggregate appraised values based upon an "Investment Value" appraisal model. The amount of the possible variance between the aggregate appraised values and potential sales prices cannot be reliably estimated at this time, because of the numerous variables that could affect the sales prices, including but not limited to the time frame in which the properties must be sold, method of sale (property-by-property or single transaction), prevailing capitalization rates at which comparable properties are being sold at the time of the Partnership's sales, constantly changing local market conditions and the state of leasing negotiations and capital expenditures for the properties at the time of sale.

The foregoing appraised value of the properties indicates an estimated net asset value of the Partnership of $37,618,000, or $3,870 per $10,000 of original investor subscription. (Net asset value represents the appraised value of the Partnership's properties, cash and all other assets less secured loans payable and all other liabilities.) This equates to a net asset value of $193 per $500 par value of Partnership Interest. This compares to original purchase prices aggregating $7,979 and the January 1, 1995 appraised value of $4,167 per $10,000 of original investor subscription.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

January 1, 1996 Property Appraisals and Net Asset Value (Cont'd.)

Results of Operations

Year Ended December 31, 1995

The decrease in rental income for the year ended December 31, 1995, as compared to 1994, was primarily attributable to reduced rental income at The Cornerstone and Oakpointe. At The Cornerstone, several small tenants terminated their leases prior to or upon their respective scheduled termination during 1995.
The respective terminations resulted in a decrease in the property's occupancy rate to the current level of 70% and decrease in rental income of $338,000. At Oakpointe, revenue decreased by $153,000, which was primarily the result of the termination of the Illinois Department of Employment Security lease in March 1994. Additionally, common area expense reconciliations at Oakpointe resulted in a $36,000 refund of tenant overpayment during 1995. The aforementioned decreases were partially offset by an increase in rental income at Washington Technical Center and Terracentre office building. At Washington Technical Centre, revenue increased by $108,000 because the Partnership entered into three leases encompassing 25,698 square feet in late 1994, and at Terracentre, revenue increased $103,000 because the Partnership entered into a 9,259 square foot lease.

Interest income resulted from the temporary investment of Partnership working capital. Interest income was generally comparable to 1994. Other miscellaneous income decreased at Terracentre and Oakpointe by $38,000 during 1995.

The decrease in operating expenses for the year ended December 31, 1995, as compared to 1994, was primarily attributable to the overall decrease in legal and professional services associated with minor tenant disputes and real estate tax appeals relating to the Partnership's properties ($67,000).

The increase in real estate taxes for the year ended December 31, 1995, as compared to 1994, was primarily attributable to the increases in taxes at The Cornerstone and Oakpointe ($51,000). The aforementioned increase was partially offset by a lower tax assessment at Washington Technical Center, which was the result of a successful tax appeal during 1995 ($13,000) and a lower tax expense at Arlington Executive Plaza ($28,000).

General and administrative expenses for the year ended December 31, 1995 include charges of $588,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses were direct charges of $417,000 relating to audit and tax preparation fees, annual appraisal fees, legal fees, insurance expense, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

The increase in general and administrative expenses for the year ended December 31, 1995 as compared to 1994, was primarily attributable to the increase in legal and professional services, administrative wages and leasing fees. The aforementioned increases were partially offset by lower asset management fees paid to the General Partner.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1995 (Cont'd.)

Interest expense resulted from interest on the first deed of trust on Certified Distribution Center. The decrease in interest expense for the year ended December 31, 1995, as compared to 1994, was attributable to the increase in principal payment of the loan, which carries a fixed rate of 9% per annum over a 13-year fully amortized term.

The decrease in depreciation and amortization for the year ended December 31, 1995, as compared to 1994, was attributable to the $5,500,000 adjustment to the carrying value of real estate assets during 1994. As part of this adjustment, the depreciable bases of Cornerstone Shopping Center, Terracentre office building and Oakpointe were reduced in December 1994 by $3,150,000, $466,000 and $704,000, respectively, with the remaining adjustment of $1,180,000 being allocated to land.

Given the mandate of the May 5, 1993 Information Statement, the General Partner has decided to account for the Partnership's properties as assets held for sale, instead of for investment. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets was greater than its appraised value, the General Partner reduced the carrying value of the property by the difference. Using this methodology, the General Partner determined that The Cornerstone, Ladera I Shopping Center, Terracentre, Arlington Executive Plaza, and Washington Technical Center, had carrying values greater than their appraised values, and therefore reduced their carrying values by $1,600,000, $560,000, $590,000, $1,250,000, and $770,000 to
$9,032,000, $6,234,000, $2,397,000, $2,740,000, and $2,612,000 respectively.

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

at Oakpointe and Arlington.

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

Interest expense resulted from interest on the first deed of trust on Certified Distribution Center. The decrease in interest expense for the year ended December 31, 1994, as compared to 1993, was attributable to the retirement of the Partnership's previous loan and a reduced loan balance with a lower interest rate on the take-out financing arrangement.

Provision was made for impairment loss if the General Partner determined that the carrying amount of the Partnership's investment in a real estate asset may have not been recoverable. The General Partner obtained third party appraisals on the Partnership's properties as required by the Partnership Agreement. If these appraisals indicated that certain of the Partnership's properties had market values below their then-current carrying values, the General Partner considered the appraisals and analyzed the current and anticipated market conditions of the respective properties and determined if an impairment had occurred. At December 31, 1994, after evaluation of The Cornerstone, Terracentre and Oakpointe the General Partner estimated a $5,500,000 impairment of value as compared to its respective carrying value.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1993 (Cont'd.)

The General Partner elected to terminate the Partnership's Property Management Agreement with Glenborough Management Corporation ("Glenborough") effective November 1, 1993. On that date, the General Partner caused the Partnership to enter a new property management agreement with Birtcher Properties, an affiliate of the General Partner. Pursuant to the Property Management Agreement, Birtcher Properties will act as the Partnership's exclusive agent to operate, rent, manage and maintain the Partnership's properties. In its capacity as property manager for the Partnership's properties, Birtcher Properties will perform substantially the same services that Glenborough performed during the previous two-year period at fees similar to (and not larger than) the fees it used to pay Glenborough, plus certain costs associated with property management, as before. The contract is terminable upon a minimum of 60 days' written notice by either party. As before, the General Partner will continue to oversee the day-to-day management of the Partnership.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                             Page
                                                                             ----
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . .   F-2

Financial Statements:

        Balance Sheets as of December 31, 1995 and 1994   . . . . . . . . .   F-3

        Statements of Operations for the Years Ended December 31, 1995,
        1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . .   F-4

        Statements of Changes in Partners' Capital for the Years Ended
        December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . .   F-5

        Statements of Cash Flows for the Years Ended December 31, 1995,
        1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . .   F-6

        Notes to Financial Statements   . . . . . . . . . . . . . . . . . .   F-7

Schedule:

        III - Real Estate and Accumulated Depreciation as of
        December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . .  F-17


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Damson/Birtcher Realty Income Fund-I as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the financial statements, on December 31, 1995, Damson/Birtcher Realty Income Fund-I adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."



                                        KPMG PEAT MARWICK LLP

Orange County, California
March 28, 1996

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


                                 BALANCE SHEETS




                                                       DECEMBER 31,
                                               ----------------------------
                                                   1995            1994
                                               ----------------------------
ASSETS

Properties held for sale (net of valuation
  allowance of $4,770,000)                     $36,996,000     $          -
                                               -----------     ------------
Investments in real estate, net:
  Land                                                   -       10,016,000
  Buildings and improvements                             -       57,851,000
                                               -----------     ------------
                                                         -       67,867,000
  Less accumulated depreciation                          -      (25,396,000)
                                               -----------     ------------
                                                         -       42,471,000

Cash and cash equivalents                          301,000          648,000
Accounts receivable (net of allowance for
  doubtful accounts of $63,000 in 1995)             43,000           84,000
Accrued rent receivable                            443,000          416,000
Prepaid expenses and other assets, net             710,000          673,000
                                               -----------     ------------
                                               $38,493,000     $ 44,292,000
                                               ===========     ============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities       $ 1,153,000     $  1,044,000
Secured loan payable                             3,116,000        3,285,000
                                               -----------     ------------
  Total liabilities                              4,269,000        4,329,000
                                               -----------     ------------
Partners' capital (deficit):
  Limited Partners                              34,714,000       40,395,000
  General Partner                                 (490,000)        (432,000)
                                               -----------     ------------
                                                34,224,000       39,963,000
Commitments and contingencies                            -                -
                                               -----------     ------------
                                               $38,493,000     $ 44,292,000
                                               ===========     ============





The accompanying notes are an integral part of these Financial Statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                            STATEMENTS OF OPERATIONS




                                          FOR THE YEARS ENDED DECEMBER 31,
                                    -----------------------------------------
                                        1995           1994           1993
                                    -----------------------------------------
REVENUES:
  Rental income                     $ 5,917,000    $ 6,215,000    $ 6,434,000
  Interest and other income              56,000         92,000         91,000
                                    -----------    -----------    -----------
    Total revenues                    5,973,000      6,307,000      6,525,000
                                    -----------    -----------    -----------

EXPENSES:
  Operating expenses                  1,845,000      1,914,000      1,828,000
  Real estate taxes                     967,000        959,000        893,000
  Depreciation and
   amortization                       2,069,000      2,241,000      2,326,000
  General and administrative          1,005,000        981,000      1,316,000
  Interest                              289,000        303,000        357,000
  Adjustment to carrying value
   of real estate                     4,770,000      5,500,000              -
                                    -----------    -----------    -----------
    Total expenses                   10,945,000     11,898,000      6,720,000
                                    -----------    -----------    -----------
NET LOSS                            $(4,972,000)   $(5,591,000)   $  (195,000)
                                    ===========    ===========    ===========

NET LOSS ALLOCABLE TO:

  General Partner                   $   (50,000)   $   (56,000)   $    (2,000)
                                    ===========    ===========    ===========

  Limited Partners                  $(4,922,000)   $(5,535,000)   $  (193,000)
                                    ===========    ===========    ===========





The accompanying notes are an integral part of these Financial Statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL




                                           FOR THE YEARS ENDED DECEMBER 31,
                                                  1995, 1994 AND 1993
                                   --------------------------------------------
                                    GENERAL         LIMITED
                                    PARTNER         PARTNERS           TOTAL
                                   --------------------------------------------
Balance, December 31, 1992         $(340,000)      $49,460,000      $49,120,000

  Net loss                            (2,000)         (193,000)        (195,000)
  Distributions                      (19,000)       (1,868,000)      (1,887,000)
                                   ---------       -----------      -----------

Balance, December 31, 1993          (361,000)       47,399,000       47,038,000

  Net loss                           (56,000)       (5,535,000)      (5,591,000)
  Distributions                      (15,000)       (1,469,000)      (1,484,000)
                                   ---------       -----------      -----------

Balance, December 31, 1994          (432,000)       40,395,000       39,963,000

  Net loss                           (50,000)       (4,922,000)      (4,972,000)
  Distributions                       (8,000)         (759,000)        (767,000)
                                   ---------       -----------      -----------

Balance, December 31, 1995         $(490,000)      $34,714,000      $34,224,000
                                   =========       ===========      ===========





The accompanying notes are an integral part of these Financial Statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                            STATEMENTS OF CASH FLOWS




                                                  FOR THE YEARS ENDED DECEMBER 31,
                                            ------------------------------------------
                                                1995            1994            1993
                                            ------------------------------------------
Cash flows from operating activities:
Net loss                                    $(4,972,000)    $(5,591,000)   $  (195,000)
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
    Depreciation and amortization             2,069,000       2,241,000      2,326,000
    Adjustment to carrying value of
     real estate                              4,770,000       5,500,000              -
Changes in:
  Accounts receivable                            41,000          58,000         33,000
  Due from affiliate                                  -               -         21,000
  Accrued rent receivable                       (27,000)       (150,000)      (179,000)
  Prepaid expenses and other assets            (213,000)       (191,000)      (175,000)
  Accounts payable and accrued
    liabilities                                 109,000          62,000        (42,000)
                                            -----------     -----------    -----------
Net cash provided by operating
  activities                                  1,777,000       1,929,000      1,789,000
                                            -----------     -----------    -----------

Cash flows from investing activities:
  Investments in real estate                 (1,188,000)       (710,000)      (689,000)
                                            -----------     -----------    -----------

Cash flows from financing activities:
  Principal payments on secured
    loan payable                               (169,000)       (155,000)      (560,000)
  Distributions                                (767,000)     (1,484,000)    (1,887,000)
                                            -----------     -----------    -----------
Net cash used in financing
  activities                                   (936,000)     (1,639,000)    (2,447,000)
                                            -----------     -----------    -----------

Net decrease in cash and
  cash equivalents                             (347,000)       (420,000)    (1,347,000)

Cash and cash equivalents,
  beginning of year                             648,000       1,068,000      2,415,000
                                            -----------     -----------    -----------

Cash and cash equivalents,
  end of year                               $   301,000     $   648,000    $ 1,068,000
                                            ===========     ===========    ===========

Supplemental disclosure of cash flow
  information:
     Cash paid during the year for:
      Interest                               $  289,000     $   303,000    $   357,000
                                             ==========     ===========    ===========
     Non-cash transactions:
      Repayment of secured loan
        payable in 1993 - see Note 5





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

        The amendment modifies the Partnership Agreement to eliminate the General Partner's 10% subordinated interest in distributions of Distributable Cash (net cash from operations) and reduce its subordinated interest in such distributions from 10% to 1%. The amendment also modifies the Partnership Agreement to eliminate the General Partner's 10% subordinated interest in Sale or Financing Proceeds (net cash from sale or financing of Partnership property) and to reduce its subordinated interest in such proceeds from 15% to 1%.
        In lieu thereof, the Partnership Agreement now provides for the Partnership's payment to the General Partner of an annual asset management fee equal initially to .75% of the aggregate appraised value of the Partnership's properties. At January 1, 1995 and 1994 the portfolio was appraised at an aggregate value of approximately $40,505,000 (unaudited) and $47,060,000 (unaudited), respectively. The factor used to calculate the annual asset management fee will be reduced by .10% each year beginning after December 31, 1996 (e.g., from .75% in 1996 to .65% in 1997).

        The amendment modifies the Partnership Agreement to eliminate the subordination provisions with respect to future leasing fees payable under that subsection. The amendment also eliminated the deferred leasing fees earned by the General Partner or its affiliates (approximately $448,000 as of December 31, 1992) on or after the effective date of the amendment. Fees for future leasing services rendered by the General Partner or its affiliates will be payable by the Partnership on a current basis and would not be subordinated to the Limited Partners Preferred Return and Adjusted Invested Capital or any other amount.

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

        The Partnership began renovation of The Cornerstone, located in Tempe, Arizona in August 1995 and is scheduled to be completed during the first quarter of 1996. The General Partner currently estimates the cost of the planned capital improvements which include exterior facade modifications, hardscape and softscape changes and signage upgrades, to be approximately $1,200,000, plus $600,000 for tenant improvements and leasing commissions.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)     Organization and Operations (Cont'd.)

        To pay for a portion of these improvements and commissions the Partnership has temporarily suspended distributions to its Limited Partners.

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

        The unpaid 9% Preferential Return to the Limited Partners' aggregates $63,109,000 as of December 31, 1995.

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

        Over the past year, the General Partner has examined several alternative methods to achieve the Partnership's goal of selling the Partnership's properties and liquidating the Partnership at the earliest practicable time consistent with achieving reasonable value for the Limited Partners' investment. As explained in the Partnership's May 5, 1993 Information Statement, "achieving reasonable value" has meant for the Partnership to balance receiving higher sales prices per property than their 1993 values while at the same time not waiting forever to sell at a theoretical "top of the market." Alternatives under consideration by the General Partner may include a property-by-property liquidation or selling all of the properties as a single portfolio. The General Partner has had preliminary discussions regarding disposition, in whole or in part, of the Partnership's properties with various potential purchasers of some or all of the Partnership's portfolio.

        In connection with its consideration of these alternatives,

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)     Organization and Operations (Cont'd.)

        the General Partner has decided to treat its properties as held for sale, instead of for investment, for financial statement purposes.
        In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (see Note 2), the carrying value of these properties was evaluated to ensure that each property was carried on the Partnership's balance sheet at the lower of cost or fair value less selling costs. The General Partner estimated fair value for this purpose based on appraisals performed as of January 1, 1996. However, fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially.

        Based upon the General Partner's survey of the current marketplace, the General Partner believes, in fact, that in the relatively short term the Partnership's properties could generate sales prices that, in the aggregate, could be materially less than their aggregate appraised values based upon an "Investment Value" appraisal model. The amount of the possible variance between the aggregate appraised values and potential sales prices cannot be reliably estimated at this time, because of the numerous variables that could affect the sales prices, including but not limited to the time frame in which the properties must be sold, method of sale (property-by-property or single transaction), prevailing capitalization rates at which comparable properties are being sold at the time of the Partnership's sales, constantly changing local market conditions and the state of leasing negotiations and capital expenditures for the properties at the time of sale.


(2)     Summary of Significant Accounting Policies

        Carrying Value of Real Estate

        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("FAS 121"). This Statement requires that if the General Partner believes factors are present that may indicate long-lived assets are impaired, the undiscounted cash flows, before debt service, related to the assets should be estimated. If these estimated cash flows are less than the carrying value of the asset, then impairment is deemed to exist. If impairment exists, the asset should be written down to the estimated fair value.

        Further, assets held for sale, including any unrecoverable accrued rent receivable or capitalized leasing commissions, should be carried at the lower of carrying value or fair value less estimated selling costs. Any adjustment to carrying value is recorded as a valuation allowance against property held for sale. Each reporting period, the General Partner will review their estimates of fair value, which may be decreased or increased up to the original carrying value. Finally, assets held for sale are no longer depreciated. The General Partner adopted FAS 121 at December 31, 1995 and the adoption did not have a material impact on the Partnership's operations or financial position as prior to December 31, 1995. The Partnership had not had any properties held for sale.

        As, noted above, as of December 31, 1995 the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment. Assuming an average 12 month holding period, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)     Summary of Significant Accounting Policies (Cont'd.)

        Carrying Value of Real Estate (Cont'd.)

        property and certain related assets was greater than its appraised value, less selling costs, the General Partner reduced the carrying value of the property by the difference. Using this methodology, the General Partner determined that The Cornerstone, Ladera I Shopping Center, Terracentre, Arlington Executive Plaza, and Washington Technical Center had carrying values greater than they had appraised values, and therefore reduced their carrying values by $1,600,000, $560,000, $590,000, 1,250,000, and 770,000 to $9,032,000, $6,234,000,
        $2,397,000, $2,740,000, and $2,612,000 respectively.

        Prior to the adoption of FAS 121, provision was made for impairment loss if the General Partner determined that the carrying amount of the Partnership's investment in a real estate asset was not recoverable. The General Partner obtained third party appraisals on the Partnership's properties as required by the Partnership Agreement. If these appraisals indicated that certain of the Partnership's properties had market values below their then-current carrying values, the General Partner considered the appraisals and analyzed the current and anticipated market conditions of the respective properties and determined if an impairment had occurred.

        At December 31, 1994, after evaluation of The Cornerstone, Terracentre, and Oakpointe, the General Partner estimated a $5,500,000 impairment of value as compared to their respective carrying values.

        Cash and Cash Equivalents

        The Partnership invests its excess cash balances in short-term investments (cash equivalents). These investments are stated at cost, which approximates market, and consist of money market, certificates of deposit and other non-equity- type cash investments. Cash equivalents at December 31, 1995 and 1994, totaled $301,000 and $609,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


 NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)     Summary of Significant Accounting Policies (Cont'd.)

        Depreciation

        Through December 31, 1995, depreciation expense was computed using the straight-line method. Rates used in the determination of depreciation were based upon the following estimated useful lives:

                                                      Years
                                                     -------
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


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)     Summary of Significant Accounting Policies (Cont'd.)

        Income Taxes (Cont'd.)

        Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") and for federal income tax reporting purposes at December 31:

                                  1995                           1994
                       GAAP Basis      Tax Basis       GAAP Basis     Tax Basis
                                       (Unaudited)                    (Unaudited)
- ---------------------------------------------------------------------------------
Total Assets           $38,493,000     $55,330,000     $44,292,000    $59,659,000
Total Liabilities      $ 4,269,000     $ 4,269,000     $ 4,329,000    $ 4,329,000


        Following are the differences between Financial Statement and tax return income:


                                                        1995            1994            1993
- -----------------------------------------------------------------------------------------------
Net loss per Financial Statements
                                                    $(4,972,000)    $(5,591,000)    $  (195,000)
Adjustment to carrying value of real
estate                                                4,770,000       5,500,000               -

Depreciation differences on investments in
real estate                                          (1,157,000)       (888,000)       (883,000)
Other                                                    85,000        (196,000)       (113,000)
- -----------------------------------------------------------------------------------------------
Taxable income (loss) per Federal tax
return (unaudited)                                  $(1,274,000)    $(1,175,000)    $(1,191,000)
===============================================================================================

        Significant Tenants

        Rental income from Certified Warehouse and Transfer Company, Inc., totaled $984,000 in 1995, 1994 and 1993, or approximately 17%, 16% and 15%, respectively, of the Partnership's total rental income. Rental income from FIserv, Inc. (formerly dba Citicorp CIR, Inc.) totaled $880,000 in 1995, $886,000 in 1994 and $916,000 in 1993, or
        approximately 15%, 14% and 14%, respectively, of the Partnership's total rental income.

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

        Estimations

        The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Reclassifications

        Certain reclassifications have been made to conform prior year amounts to the 1995 presentation.

(3)     Transactions with Affiliates

        The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1995, 1994 and 1993, the Partnership was charged with approximately $226,000, $191,000 and $182,000, respectively, of such expenses.

        On November 1, 1993, the General Partner elected to terminate the Partnership's property management agreement with an unaffiliated third party. On that date, the General Partner entered into a new property management agreement with Birtcher Properties, an affiliate of the General Partner. The contract encompasses terms at least as favorable to the Partnership as the terminated contract with the unaffiliated third party, and is terminable by the Partnership upon 60 days' notice to Birtcher Properties. Fees paid to the General Partner's affiliate for services are not to exceed 3% of the gross receipts from the properties under management. Such fees amounted to approximately $161,000 in 1995, $167,000 in 1994 and $32,000 in 1993. In addition, the affiliate of the General Partner received $321,000 in 1995, $303,000 in 1994 and $49,000 in 1993, as reimbursement of costs for on-site property management personnel and other reimbursable costs.

        The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the year ended December 31, 1995, 1994 and 1993, amounted to $304,000, $353,000 and $351,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of any lease of such space including renewal options. Fees for leasing services for the

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)     Transactions with Affiliates (Cont'd.)

        year ended December 31, 1995, 1994 and 1993, amounted to $58,000, $24,000 and $47,000, respectively.

(4)     Commitments and Contingencies

        Litigation

        The Partnership is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business. It is the General Partner's belief, that the outcome of these proceedings will not be material to the business, financial condition, or results of operations of the Partnership.

        Future Minimum Annual Rentals

        The Partnership has determined that all leases which had been executed as of December 31, 1995, are properly classified as operating leases for financial reporting purposes. Future minimum annual rental income to be received under such leases as of December 31, 1995, are as follows:

                   Year Ending December 31,
                   ------------------------
                         1996                           $ 4,905,000
                         1997                             4,427,000
                         1998                             3,189,000
                         1999                             2,776,000
                         2000                             1,829,000
                         Thereafter                       7,568,000
                                                        -----------
                                                        $24,694,000
                                                        ===========


        Certain of these leases also provide for, among other things: tenant reimbursements to the Partnership of certain operating expenses; payments of additional rents in amounts equal to a set percentage of the tenant's annual revenue in excess of specified levels; and escalations in annual rents based upon the Consumer Price Index.

(5)     Secured Loan Agreements

        In September 1987, the Partnership borrowed $4,000,000 pursuant to a loan agreement secured by a First Deed of Trust on the Certified Distribution Center in Salt Lake City, Utah. That loan matured on October 1, 1990, however, the General Partner obtained a loan extension that was to mature December 1, 1993. On July 30, 1993, the Partnership obtained a new loan secured by a First Deed of Trust on the Certified Distribution Center in Salt Lake City, Utah. The new loan, in the amount of $3,500,000, carries a fixed interest rate of 9% per annum over a 13-year fully amortizing term. The Partnership's first payment of $38,000 was paid on September 1, 1993, with monthly installments due thereafter. Future principal payments to the lender under the loan as of December 31, 1995, are as follows:

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(5)     Secured Loan Agreement (Cont'd.)

                   Year Ending December 31,
                   ------------------------
                          1996                          $  185,000
                          1997                             202,000
                          1998                             221,000
                          1999                             242,000
                          2000                             264,000
                          Thereafter                     2,002,000
                                                        ----------
                                                        $3,116,000
                                                        ==========


        The General Partner believes the fair value of this secured loan approximates the carrying value, based on the interest rate charged for the loan.

        In March 1996, the Partnership entered into a loan agreement pursuant to which it may borrow up to $1,500,000, evidenced by a note secured by a first deed of trust and financing statement on the Ladera I Shopping Center in Albuquerque, New Mexico. Pursuant to the note and loan agreement, until March 3, 1997 the Partnership is to pay interest only at the rate of 1% over prime (currently, the loan rate is 9.25%) on the amounts it borrows. Thereafter, the outstanding balance of all advances made under the note is to be converted to a fully amortizing loan payable in 24 equal monthly payments of principal plus accrued interest, commencing April 3, 1997. The Partnership has agreed to repay the loan from the first sale of the Partnership's property. The net proceeds of the foregoing loan are to be used to fund a portion of the renovation and tenant improvements at The Cornerstone and tenant improvements at Oakpointe, with any remainder added to the Partnership's working capital reserves.

(6)     Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of the following:

                                                DECEMBER 31,
                                          ------------------------
                                             1995          1994
                                          ------------------------
        Real estate taxes                 $  799,000    $  759,000
        Accounts payable and other           354,000       285,000
                                          ----------    ----------
                                          $1,153,000    $1,044,000
                                          ==========    ==========


(7)     Allowance for Doubtful Accounts


                                               1995      1994         1993
                                             -------------------------------
        Balance at beginning of year         $     -    $19,000     $ 26,000
        Additions charged to expense          63,000      4,000       17,000
        Write-offs                                 -    (23,000)     (24,000)
                                             -------    -------     --------

        Balance at end of year               $63,000    $     -     $ 19,000
                                             =======    =======     ========

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1995
                             (AMOUNTS IN THOUSANDS)

      Col. A             Col. B                Col. C                       Col. D                           Col. E
- -----------------     -------------   -------------------------    -------------------------   -----------------------------------
                                            Initial Cost               Costs Capitalized              Gross Amount at Which
                                           to Partnership                 Subsequent                Carried at Close of Period
                                                 (c)                  to the Acquisition                       (b)
                                      -------------------------    -------------------------   -----------------------------------
   Description        Encumbrances     Land       Buildings and    Improvements     Carrying     Land     Buildings and     Total
       (a)                                        Improvements                       Costs                Improvements       (e)
                                                                                    (d), (b)
- ----------------------------------------------------------------------------------------------------------------------------------
Washington               $    -      $   865         $ 3,252          $1,084       $   (855)   $   859      $ 3,488        $ 4,347
Technical
Center, Phase I
Renton, WA
- ----------------------------------------------------------------------------------------------------------------------------------

Arlington                     -        1,004           6,748           1,960         (3,650)       693        5,369          6,062
Executive Plaza
Arlington
Heights, IL
- ----------------------------------------------------------------------------------------------------------------------------------

Certified                 3,116        1,160           8,751               -               -     1,160        8,751          9,911
Distribution
Center
Salt Lake City, UT

- ----------------------------------------------------------------------------------------------------------------------------------

Ladera Shopping               -        2,107           6,971             312           (570)     2,097        6,723          8,820
Center, Phase I
Albuquerque, NM
- ----------------------------------------------------------------------------------------------------------------------------------

The Cornerstone               -        4,620          14,115           1,931         (5,800)     3,597       11,268         14,865
Tempe, AZ
- ----------------------------------------------------------------------------------------------------------------------------------

Terracentre                   -        1,458          19,939           2,079        (14,790)       491        8,195          8,686
Denver, CO
- ----------------------------------------------------------------------------------------------------------------------------------

Oakpointe                     -        1,249           8,852           2,605         (1,112)     1,119       10,475         11,594
Arlington
Heights, IL
- ----------------------------------------------------------------------------------------------------------------------------------

TOTAL                    $3,116      $12,463         $68,628          $9,971       $(26,777)   $10,016      $54,269        $64,285
==================================================================================================================================

      Col. A                     Col. F       Col. H        Col. I
- -----------------            ------------    --------     -----------




   Description               Accumulated       Date       Depreciable
       (a)                   Depreciation    Acquired        Life
                                  (e)                         (f)
- ---------------------------------------------------------------------
Washington                     $ 1,735       12/19/84       30 years
Technical
Center, Phase I
Renton, WA
- ---------------------------------------------------------------------

Arlington                        3,322       02/15/85       30 years
Executive Plaza
Arlington
Heights, IL
- ---------------------------------------------------------------------

Certified                        3,135       04/02/85       30 years
Distribution
Center
Salt Lake City, UT

- ---------------------------------------------------------------------

Ladera Shopping                  2,586       05/10/85       30 years
Center, Phase I
Albuquerque, NM
- ---------------------------------------------------------------------

The Cornerstone                  5,833       07/19/85       30 years
Tempe, AZ
- ---------------------------------------------------------------------

Terracentre                      6,289       09/06/85       30 years
Denver, CO
- ---------------------------------------------------------------------

Oakpointe                        4,389       09/18/85       30 years
Arlington
Heights, IL
- ---------------------------------------------------------------------

TOTAL                          $27,289
=====================================================================


NOTE:  Column G is not applicable.


See notes to schedule on following page.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO SCHEDULE III

(a)     For a description of the properties, see "Item 2.  Properties."

(b) At December 31, 1995, the General Partner determined that The Cornerstone, Ladera I Shopping Center, Terracentre, Arlington Executive Plaza and Washington Technical Center had carrying values greater than they had appraised values, less selling costs, and therefore provided a valuation allowance of $4,770,000 against property held for sale.

        At December 31, 1994, after evaluation of The Cornerstone, Terracentre, and Oakpointe, the General Partner estimated a $5,500,000 impairment of value as compared to their respective carrying values.

        The aggregate cost of land, buildings and improvements for Federal income tax purposes (unaudited) was $91,943,000 as of December 31, 1995. The difference between the aggregate cost of land, buildings and improvements for tax reporting purposes as compared to financial reporting purposes is primarily attributable to: (1) amounts received under rental agreements for non-occupied space, which were recorded as income for tax reporting purposes but were recorded as a reduction of the corresponding property basis for financial reporting purposes, and
        (2) the adjustments to the carrying value of the real estate for financial statement purposes have no effect for tax reporting purposes.

(c) The initial cost to the Partnership includes acquisition fees paid to the General Partner. The Partnership's cost has also been reduced by amounts received from sellers after acquisition under rental agreements for non-occupied space.

(d) Amounts represent funds received from sellers subsequent to acquisition under rental agreements for non-occupied space and include adjustments to carrying value of real estate.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO SCHEDULE III (Cont'd.)

(e)                         RECONCILIATION OF REAL ESTATE

                                                           DECEMBER 31,
                                           -----------------------------------------
                                             1995            1994            1993
                                           =========================================
        Balance at beginning of year       $67,867,000    $72,657,000    $71,968,000
          Additions during the year:
            Improvements                     1,188,000        710,000        689,000
          Reductions during the year:
            Adjustment to the carrying
            value of real estate            (4,770,000)    (5,500,000)             -
                                           -----------    -----------    -----------

        Balance at end of year             $64,285,000    $67,867,000    $72,657,000
                                           ===========    ===========    ===========


                   RECONCILIATION OF ACCUMULATED DEPRECIATION

                                                           DECEMBER 31,
                                           -----------------------------------------
                                               1995           1994           1993
                                           =========================================
        Balance at beginning of year       $25,396,000    $23,258,000    $21,045,000
          Depreciation expense               1,893,000      2,138,000      2,213,000
                                           -----------    -----------    -----------

        Balance at end of year             $27,289,000    $25,396,000    $23,258,000
                                           ===========    ===========    ===========

(f) Through December 31, 1995, depreciation expense was computed based upon the following estimated useful lives:

                                                         Years
                                                        -------
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

The general partner of LF Special Fund II, L.P., is Liquidity Fund Asset Management, Inc., a California corporation affiliated with Liquidity Financial Group, L.P. The principals and officers of Liquidity Fund Asset Management, Inc. are as follows:

        -    Richard G. Wollack, Chairman of the Board
        -    Brent R. Donaldson, President
        -    Deborah M. Richard, Chief Financial Officer

The general partner of Birtcher Partners is Birtcher Investments, a California general partnership. Birtcher Investments' general partner is Birtcher Limited, a California limited partnership and its general partner is BREICORP, a California corporation. The principals and relevant officers of BREICORP are as follows:

        -    Ronald E. Birtcher, Co-Chairman of the Board
        -    Arthur B. Birtcher, Co-Chairman of the Board
        -    Robert M. Anderson, Executive Director

Item 11.     EXECUTIVE COMPENSATION

The following table sets forth the fees, compensation and other expense reimbursements paid to the General Partner and its affiliates in all capacities for each year in the three-year period ended December 31, 1995.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


Item 11.     EXECUTIVE COMPENSATION (Cont'd.)

                                                 YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                            1995           1994          1993
                                         ======================================
General Partner's 1% share of
  distributable cash                     $    8,000     $   15,000     $ 19,000
Asset management fees                       304,000        353,000      351,000
Property management fees(1)                 161,000        167,000       32,000
Leasing fees                                 58,000         24,000       47,000
Property management expense
  reimbursements(1)                         321,000        303,000       49,000
Other expense reimbursements                226,000        191,000      182,000
                                         ----------     ----------     --------
TOTAL                                    $1,078,000     $1,053,000     $680,000
                                         ==========     ==========     ========

- --------------
(1) The General Partner did not provide property management services to the Partnership's properties through October 31, 1993, and consequently, the General Partner did not receive any similar compensation during the first ten months of 1993.


Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 31, 1996, there was no entity or individual holding more than 5% of the limited partnership interests of the Registrant.


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

             (27)    Financial Data Schedule

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

By:  DAMSON/BIRTCHER PARTNERS        By:  BIRTCHER PARTNERS,
     (General Partner)                    a California general partnership

                                          By:  BIRTCHER INVESTMENTS,
                                               a California general partnership,
                                               General Partner of Birtcher
                                               Partners

                                               By:   BIRTCHER LIMITED,
                                                     a California limited partnership,
                                                     General Partner of Birtcher
                                                     Investments

                                                     By:   BREICORP,
                                                           a California corporation, formerly
                                                           known as Birtcher Real Estate
                                                           Inc., General Partner of
                                                           Birtcher Limited

Date:   March 30, 1996                                     By: /s/ Robert M. Anderson
                                                               ----------------------------
                                                               Robert M. Anderson
                                                               Executive Director
                                                               BREICORP

                                     By:  LF Special Fund II, L.P.,
                                          a California limited partnership

                                     By:  Liquidity Fund Asset Management, Inc.,
                                          a California corporation, General
                                          Partner of LF Special Fund II, L.P.

Date:   March 30, 1996                    By:  /s/ Brent R. Donaldson
                                               ---------------------------------
                                               Brent R. Donaldson
                                               President Liquidity Fund
                                               Asset Management, Inc.

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

           Signature                          Capacity                     Date
           ---------                          --------                     ----
/s/ Arthur B. Birtcher                Co-Chairman of the Board -      March 30, 1996
- ---------------------------------     BREICORP
Arthur B. Birtcher

/s/ Ronald E. Birtcher                Co-Chairman of the Board -      March 30, 1996
- ---------------------------------     BREICORP
Ronald E. Birtcher

/s/ Richard G. Wollack                Chairman of Liquidity Fund      March 30, 1996
- ---------------------------------     Asset Management, Inc.
Richard G. Wollack