Form 10-Q
period 1996-03-31
DAMSON BIRTCHER REALTY INCOME FUND I
filed 1996-05-14
CIK 745932

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    March 31, 1996
                  --------------------------------------------------------------

Commission file number    0-13563
                       ---------------------------------------------------------


                    DAMSON/BIRTCHER REALTY INCOME FUND - I
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Pennsylvania                                           13-3264491
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


 27611 La Paz Road, P.O. Box A-1, Laguna Niguel, California      92677-0100
- --------------------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)


                                  (714) 643-7700
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                         QUARTERLY REPORT ON FORM 10-Q

                   FOR THE THREE MONTHS ENDED MARCH 31, 1996


                                     INDEX


                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets -
         March 31, 1996 (Unaudited) and December 31, 1995 . . . . . . . . . .    3

         Statements of Operations (Unaudited) -
         Three Months Ended March 31, 1996 and 1995 . . . . . . . . . . . . .    4

         Statements of Cash Flows (Unaudited) -
         Three Months Ended March 31, 1996 and 1995 . . . . . . . . . . . . .    5

         Notes to Financial Statements (Unaudited)  . . . . . . . . . . . . .    6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . . . . . .    9


PART II. OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . .   14

                         PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                                 BALANCE SHEETS

                      ------------------------------------

                                                            March 31,      December 31,
                                                              1996             1995
                                                           -----------     ------------
                                                           (Unaudited)        (Note)
ASSETS
- ------

Properties held for sale (net of valuation                 $37,062,000      $36,996,000
   allowance of $5,919,000 in 1996 and
   $4,770,000 in 1995)

Cash and cash equivalents                                      109,000          301,000
Accounts receivable (net of allowance for
   doubtful accounts of $42,000 in 1996 and
   $63,000 in 1995)                                             26,000           43,000
Accrued rent receivable                                        441,000          443,000
Prepaid expenses and other assets                              727,000          710,000
                                                           -----------      -----------
                                                           $38,365,000      $38,493,000
                                                           ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Accounts payable and accrued liabilities                   $ 1,000,000      $ 1,153,000
Secured loan(s) payable                                      3,772,000        3,116,000
                                                           -----------      -----------
   Total liabilities                                         4,772,000        4,269,000
                                                           -----------      -----------

Partners' capital (deficit):
   Limited Partners                                         34,089,000       34,714,000
   General Partner                                            (496,000)        (490,000)
                                                           -----------      -----------
                                                            33,593,000       34,224,000

Commitments and contingencies                                        -                -
                                                           -----------      -----------
                                                           $38,365,000      $38,493,000
                                                           ===========      ===========


Note: The balance sheet at December 31, 1995 has been prepared from the audited financial statements as of that date.



The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ------------------------------------

                                               Three Months Ended March 31,
                                              -------------------------------
                                                 1996                 1995
                                              -----------          ----------
REVENUES
- --------

Rental income                                  $1,548,000          $1,479,000
Interest income                                     1,000              11,000
                                               ----------          ----------
   Total revenues                               1,549,000           1,490,000
                                               ----------          ----------
EXPENSES
- --------

Operating expenses                                437,000             465,000
Real estate taxes                                 250,000             235,000
Depreciation and amortization                      40,000             509,000
General and administrative                        234,000             237,000
Interest                                           70,000              74,000
Adjustment to carrying value of
   real estate                                  1,149,000                   -
                                               ----------          ----------
   Total expenses                               2,180,000           1,520,000
                                               ----------          ----------
NET LOSS                                       $ (631,000)         $  (30,000)
                                               ==========          ==========

NET LOSS ALLOWABLE TO:

   General Partner                             $   (6,000)         $        -
                                               ==========          ==========
   Limited Partners                            $ (625,000)         $  (30,000)
                                               ==========          ==========





The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      ------------------------------------

                                                               Three Months Ended March 31,
                                                              ------------------------------
                                                                 1996                1995
                                                              ----------          ----------
Cash flows from operating activities:
   Net (loss)                                                 $ (631,000)         $  (30,000)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
   Depreciation and amortization                                  40,000             509,000
Adjustment to carrying value of real estate                    1,149,000                   -
Changes in:
   Additions to properties held for sale                      (1,215,000)                  -
   Accounts receivable                                            17,000              21,000
   Prepaid expenses and other assets                             (57,000)            (18,000)
   Accrued rent receivable                                         2,000             (33,000)
   Accounts payable and accrued liabilities                     (153,000)           (149,000)
                                                              ----------          ----------
Net cash (used in) provided by operating
  activities                                                    (848,000)            300,000

Cash flows from investing activities:
   Investments in real estate                                          -             (73,000)
                                                              ----------          ----------
Net cash used in investing activities                                  -             (73,000)

Cash flows from financing activities:
   Secured loan payable                                          656,000             (41,000)
   Distributions                                                       -            (256,000)
                                                              ----------          ----------
Net cash provided by (used in) financing
   activities                                                    656,000            (297,000)

Net decrease in cash and cash equivalents                       (192,000)            (70,000)

Cash and cash equivalents, beginning of
   period                                                        301,000             648,000
                                                              ----------          ----------
Cash and cash equivalents, end of period                      $  109,000          $  578,000
                                                              ==========          ==========





The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS - UNAUDITED

(1)      Accounting Policies

         The financial statements of Damson/Birtcher Realty Income Fund-I (the "Partnership") included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, are necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(1)      Accounting Policies (Cont'd.)

         Further, assets held for sale, including any unrecoverable accrued rent receivable or capitalized leasing commissions, should be carried at the lower of carrying value or fair value less estimated selling costs. Any adjustment to carrying value is recorded as a valuation allowance against property held for sale. Each reporting period, the General Partner will review its estimates of fair value, which may be decreased or increased up to the original carrying value. Finally, assets held for sale are no longer depreciated. The General Partner adopted FAS 121 at December 31, 1995 and the adoption did not have a material impact on the Partnership's operations or financial position, as prior to December 31, 1995, the Partnership had not had any properties held for sale.

         As noted above, as of December 31, 1995 the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment. Assuming an average 12 month holding period, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets was greater than its appraised value, less selling costs, the General Partner reduced the carrying value of the property by the difference. Using this methodology, the General Partner determined that The Cornerstone, Ladera I Shopping Center, Terracentre, Arlington Executive Plaza and Washington Technical Center had carrying values greater than they had appraised values, and therefore reduced their carrying values by $1,600,000, $560,000, $590,000, $1,250,000 and $770,000 to $9,032,000,
         $6,234,000, $2,397,000, $2,740,000 and $2,612,000, respectively.

         During the first quarter of 1996, the Partnership spent $1,192,000 on building and tenant improvements at Arlington Executive Plaza ($38,000), the Cornerstone ($798,000), Terracentre ($23,000) and
         Oakpointe (333,000). Since these expenditures had already been anticipated by the Partnership in 1995 and taken into account in the third-party appraisals that form the basis of the General Partner's estimate of the fair market value of the Partnership's portfolio as of December 31, 1995, the General Partner did not change its estimate of the fair market value of the portfolio as of March 31, 1996.

(2)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended March 31, 1996 and 1995, the Partnership incurred approximately $47,000 and $55,000, respectively, of such expenses.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



NOTES TO FINANCIAL STATEMENT - UNAUDITED (Cont'd.)

(2)      Transactions with Affiliates (Cont'd.)

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 3% of the gross receipts from the properties under management. Such fees amounted to approximately $44,000 and $44,000 for the three months ended March 31, 1996 and 1995, respectively. In addition, an affiliate of the General Partner received $89,000 and $83,000 for the three months ended March 31, 1996 and March 31, 1995, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs.

         As previously reported, on June 24, 1993, the Partnership completed its solicitation of written consent from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement dated May 5, 1993. Those proposals have been implemented by the Partnership as contemplated by the Information Statement as amendments to the Partnership Agreement, and are reflected in these financial statements as such.

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended March 31, 1996 and March 31, 1995, amounted to $76,000 and $76,000, respectively.

         In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended March 31, 1996 and March 31, 1995, amounted to $6,000 and $1,000, respectively.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resource

         Since completion of its acquisition program in September 1985, the Partnership has been engaged primarily in the operation of its properties. The Partnership's objective has been to hold its properties as long-term investments, although properties may be sold at any time depending upon the General Partner's judgment of the anticipated remaining economic benefits of continued ownership. Working capital is and will be provided principally from the operation of the Partnership's properties and the working capital reserve established for the properties. The Partnership may incur mortgage indebtedness relating to such properties by borrowing funds primarily to fund capital improvements or to obtain financing proceeds for distribution to the partners.

         On July 30, 1993, the Partnership obtained a loan secured by a First Deed of Trust on the Certified Distribution Center in Salt Lake City, Utah. The loan, in the amount of $3,500,000, carries a fixed interest rate of 9% per annum over a 13-year fully amortizing term. The Partnership's first payment of $38,138.82 was paid on September 1, 1993, with monthly installments due thereafter. Proceeds from that loan, along with $500,000 of Partnership cash reserves, were used to retire the Partnership's then existing debt of $4,000,000.

         In March 1996, the Partnership entered into a loan agreement pursuant to which it may borrow up to $1,500,000, evidenced by a note secured by a first deed of trust and financing statement on the Ladera I Shopping Center in Albuquerque, New Mexico. Pursuant to the note and loan agreement, until March 3, 1997 the Partnership is to pay interest only at the rate of 1% over prime (currently, the loan rate is 9.25%) on the amounts it borrows. Thereafter, the outstanding balance of all advances made under the note is to be converted to a fully amortizing loan payable in 24 equal monthly payments of principal plus accrued interest, commencing April 3, 1997. The Partnership has agreed to repay the loan from the first sale of the Partnership's property. The net proceeds of the foregoing loan are to be used to fund a portion of the renovation and tenant improvements at The Cornerstone and tenant improvements at Oakpointe, with any remainder added to the Partnership's working capital reserves. As of March 31, 1996, the Partnership had borrowed $700,000 pursuant to the aforementioned loan agreement to fund a portion of the renovation at the Cornerstone Shopping Center, which is substantially complete. There will be additional costs for tenant improvements as the vacant space in the center is leased.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources(Cont'd.)

         Certain of the Partnership's properties are not fully leased. The Partnership is actively marketing the vacant space in these properties, subject to the competitive environment in each of the market areas. To the extent the Partnership is not successful in maintaining or increasing occupancy levels at these properties, the Partnership's future cash flow may be reduced.

         The Partnership made no distribution in the first quarter of 1996. Distributions from inception through March 31, 1996 represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital reserve requirements. Future cash distributions will be made principally to the extent of cash flow attributable to operations and sales of the Partnership's properties and interest earned on the investment of capital reserves, after loan repayments, payment for capital improvements to the Partnership's properties and providing for capital reserves.

         In accordance with the terms of the Partnership Agreement, each year the Partnership secures an independent appraisal of each of the Partnership's properties as of January 1. Prior to the January 1, 1995 appraisals, the independent appraiser had estimated each property's "Investment Value," utilizing a seven to ten-year cash flow model to estimate value based upon an income approach.

         The amendment to the Partnership Agreement consented to by the Limited Partners in June 1993 mandated, among other things, that the General Partner seek a vote of (and provide an analysis and recommendation to) the Limited Partners no later than December 31, 1996 regarding the prompt liquidation of the Partnership in the event that properties with (then) current appraised values (constituting at least one-half of the total (then) current appraised values) of all of the Partnership's properties are not sold or under contract for sale by the end of 1996.

         Given that mandate, the General Partner requested that the appraiser provide an assessment of value that reflects a shorter investment holding term. Although the General Partner does not currently have a specific liquidation plan for the Partnership's properties, it requested that the appraiser assume that the entire portfolio would be sold over four years, in connection with the January 1995 appraisals and over three years in connection with the January 1996 appraisals.

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

         Liquidity and Capital Resources(Cont'd.)

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

         In connection with its consideration of these alternatives, the General Partner has decided to treat its properties as held for sale, instead of for investment, for financial statement purposes. In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the carrying value of these properties was evaluated to ensure that each property was carried on the Partnership's balance sheet at the lower of cost or fair value less estimated selling costs. The General Partner estimated fair value for this purpose based on appraisals performed as of January 1, 1996. However, fair value can only be determined based upon sales to third parties and sales proceeds could differ substantially.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended March 31, 1996 Compared With the Three Months Ended March 31, 1995

         The increase in rental income for the three months ended March 31, 1996, as compared to the corresponding period in 1995, was primarily attributable to an increase in revenue at Oakpointe which was a result of the successful negotiation of a five year lease with Symbol Technologies effective February 1, 1996. The signing of this lease brings the occupancy at Oakpointe up to 100%. In addition, operating expense recoveries at Oakpointe increased during 1996.

         The decrease in interest income from 1995 to 1996 was attributable to a decrease in the average level of working capital available for short term investments.

         The decrease in operating expenses for the three months ended March 31, 1996, as compared to the corresponding period in 1995, was primarily attributable to a decrease in legal and professional fees at The Cornerstone. In addition, space planning costs were lower at Oakpointe in 1996.

         The increase in real estate taxes for the three months ended March 31, 1996, as compared to the corresponding period in 1995, was attributable to higher tax assessments at The Cornerstone and Oakpointe.

         The decrease in depreciation and amortization expense for the three months ended March 31, 1996 as compared to the corresponding period in 1995 was attributable to the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," pursuant to which assets held for sale are no longer depreciated.

         The Partnership adjusted the carrying value of the portfolio by $1,149,000, which is the amount spent on the building improvements, tenant improvements, leasing commissions and other related assets for the Cornerstone, Terracentre, Arlington Executive Plaza and Oakpointe.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended March 31, 1996 Compared With the Three Months Ended March 31, 1995(Cont'd.)

         General and administrative expenses for the three months ended March 31, 1996 and 1995, include charges of $128,000 and $132,000, respectively, from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three months ended March 31, 1996 and 1995, are direct charges of $106,000 and $105,000, respectively, relating to audit fees, tax preparation fees, legal fees and professional services, liability insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         The decrease in general and administrative expenses for the three months ended March 31, 1996, as compared to the corresponding period in 1995, was primarily attributable to the decreased asset management and leasing fees charged by the General Partner during 1996. In addition, general and administrative wages were lower in 1996.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)      Exhibits:

                 27 - Financial Data Schedule

         b)      Reports on Form 8-K:

                 None filed in quarter ended March 31, 1996.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


                                   SIGNATURES


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


By: DAMSON/BIRTCHER PARTNERS     By: BIRTCHER PARTNERS,
    (General Partner)                a California general partnership

                                     By: BIRTCHER INVESTMENTS,
                                         a California general partnership,
                                         General Partner of Birtcher Partners

                                         By: BIRTCHER LIMITED,
                                             a California limited partnership,
                                             General Partner of Birtcher Investments

                                             By: BREICORP,
                                                 a California corporation,
                                                 formerly known as Birtcher
                                                 Real Estate Inc., General
                                                 Partner of Birtcher Limited

Date:    May 13, 1996                            By: /s/ ROBERT M. ANDERSON
                                                     -----------------------------
                                                     Robert M. Anderson
                                                     Executive Director
                                                     BREICORP


                                 By: LF Special Fund II, L.P.,
                                     a California limited partnership

                                     By: Liquidity Fund Asset Management, Inc.,
                                         a California corporation, General
                                         Partner of LF Special Fund II, L.P.

Date:    May 13, 1996                    By: /s/ BRENT R. DONALDSON
                                             -------------------------------------
                                             Brent R. Donaldson
                                             President
                                             Liquidity Fund Asset Management, Inc.