Form 10-Q
period 1996-06-30
DAMSON BIRTCHER REALTY INCOME FUND I
filed 1996-08-13
CIK 745932

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended         June 30, 1996
                   ------------------------------------------------------------


Commission file number      0-13563
                       --------------------------------------------------------



                    DAMSON/BIRTCHER REALTY INCOME FUND - I
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Pennsylvania                                     13-3264491
- -------------------------------------------------------------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)



27611 La Paz Road, P.O. Box A-1, Laguna Niguel, California    92677-0100
- -------------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)



                                (714) 643-7700
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



                                      N/A
- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1996


                                     INDEX


                                                                                                     Page
                                                                                                     ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets -
            June 30, 1996 (Unaudited) and December 31, 1995  . . . . . . . . . . . . . . . . .         3

            Statements of Operations (Unaudited) -
            Three and Six Months Ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . .         4

            Statements of Cash Flows (Unaudited) -
            Six Months Ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . .         5

            Notes to Financial Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . .         6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . .         9


PART II.    OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

                         PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                                 BALANCE SHEETS


                                                                   June 30,               December 31,
                                                                    1996                      1995
                                                                ------------              ------------
                                                                 (Unaudited)                (Note)
ASSETS
- ------

Properties held for sale (net of valuation                      $37,033,000               $36,996,000
   allowance of $6,305,000 in 1996 and
   $4,770,000 in 1995)

Cash and cash equivalents                                           255,000                   301,000
Accounts receivable (net of allowance for
   doubtful accounts of $41,000 in 1996 and
   $63,000 in 1995)                                                  38,000                    43,000
Accrued rent receivable                                             483,000                   443,000
Prepaid expenses and other assets                                   711,000                   710,000
                                                                -----------               -----------

                                                                $38,520,000               $38,493,000
                                                                ===========               ===========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Accounts payable and accrued liabilities                        $   901,000               $ 1,153,000
Secured loan(s) payable                                           3,726,000                 3,116,000
                                                                -----------               -----------
   Total liabilities                                              4,627,000                 4,269,000
                                                                -----------               -----------

Partners' capital (deficit):
   Limited Partners                                              34,386,000                34,714,000
   General Partner                                                 (493,000)                 (490,000)
                                                                -----------               -----------
                                                                 33,893,000                34,224,000

Commitments and contingencies                                             -                         -
                                                                -----------               -----------

                                                                $38,520,000               $38,493,000
                                                                ===========               ===========


Note: The balance sheet at December 31, 1995 has been prepared from the audited financial statements as of that date.



The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended                       Six Months Ended
                                                      June 30                                  June 30
                                          -------------------------------          --------------------------------
                                              1996               1995                  1996                 1995
                                          -----------         -----------          -----------          -----------
REVENUES
- --------

Rental income                             $ 1,597,000         $ 1,491,000          $ 3,146,000          $ 2,970,000
Interest income                                 2,000              11,000                3,000               21,000
                                          -----------         -----------          -----------          -----------

  Total revenues                            1,599,000           1,502,000            3,149,000            2,991,000
                                          -----------         -----------          -----------          -----------

EXPENSES
- --------

Operating expenses                            452,000             400,000              889,000              863,000
Real estate taxes                              88,000             217,000              338,000              453,000
Depreciation and amortization                  44,000             495,000               84,000            1,005,000
General and administrative                    244,000             248,000              478,000              485,000
Interest                                       86,000              73,000              156,000              146,000
Adjustment to carrying value
  of real estate                              386,000                   -            1,535,000                    -
                                          -----------         -----------          -----------          -----------

  Total expenses                            1,300,000           1,433,000            3,480,000            2,952,000
                                          -----------         -----------          -----------          -----------

NET INCOME (LOSS)                         $   299,000         $    69,000          $  (331,000)         $    39,000
                                          ===========         ===========          ===========          ===========

NET INCOME (LOSS) ALLOCABLE TO:

  General Partner                         $     3,000         $         -          $    (3,000)         $         -
                                          ===========         ===========          ===========          ===========

  Limited Partners                        $   296,000         $    69,000          $  (328,000)         $    39,000
                                          ===========         ===========          ===========          ===========





The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         Six Months Ended June 30,
                                                                 ----------------------------------------
                                                                    1996                          1995
                                                                 -----------                   ----------
Cash flows from operating activities:
   Net income (loss)                                             $ (331,000)                   $   39,000

Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
   Depreciation and amortization                                     84,000                     1,005,000
Adjustment to carrying value of real estate                       1,535,000                             -
Changes in:
   Additions to properties held for sale                         (1,572,000)                            -
   Accounts receivable                                                5,000                        35,000
   Prepaid expenses and other assets                                (85,000)                      (19,000)
   Accrued rent receivable                                          (40,000)                      (46,000)
   Accounts payable and accrued liabilities                        (252,000)                      (55,000)
                                                                 ----------                    ----------
Net cash (used in) provided by operating activities                (656,000)                      959,000

Cash flows from investing activities:
   Investments in real estate                                             -                      (163,000)
                                                                 ----------                    ----------
Net cash used in investing activities                                     -                      (163,000)

Cash flows from financing activities:
   Secured loan payable                                             610,000                       (82,000)
   Distributions                                                          -                      (511,000)
                                                                 ----------                     ----------
Net cash provided by (used in) financing activities                 610,000                      (593,000)

Net decrease in cash and cash equivalents                           (46,000)                     (203,000)

Cash and cash equivalents, beginning of period                      301,000                       648,000
                                                                 ----------                    ----------

Cash and cash equivalents, end of period                         $  255,000                    $  851,000
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


(1)      Accounting Policies (Cont'd.)
         -------------------

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

         For the six months ended June 30, 1996, the Partnership spent $1,572,000 on building and tenant improvements at Arlington Executive Plaza ($41,000), the Cornerstone ($1,063,000), Terracentre ($38,000),
         Washington Technical Center ($46,000), Ladera I ($14,000) and Oakpointe ($370,000). Since these expenditures had already been anticipated by the Partnership in 1995 and taken into account in the third-party appraisals that form the basis of the General Partner's estimate of the fair market value of the Partnership's portfolio as of December 31, 1995, the General Partner did not change its estimate of the fair market value of the portfolio as of June 30, 1996.

(2)      Transactions with Affiliates
         ----------------------------

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended June 30, 1996 and 1995, the Partnership incurred approximately $51,000 and $54,000, respectively, of such expenses. For the six months ended June 30, 1996 and 1995, such payments were $98,000 and $108,000 respectively.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENT - UNAUDITED (Cont'd.)


(2)      Transactions with Affiliates (Cont'd.)
         ----------------------------

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 3% of the gross receipts from the properties under management. Such fees amounted to approximately $45,000 and $38,000 for the three months ended June 30, 1996 and 1995, respectively, and $89,000 and $76,000 for the six months ended June 30, 1996 and 1995. In addition, an affiliate of the General Partner received $106,000 and $80,000 for the three months ended June 30, 1996 and 1995, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs. For the six months ended June 30, 1996 and 1995, such payments were $195,000 and $163,000 respectively.

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

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the six months ended June 30, 1996 and 1995, amounted to $151,000 and $152,000, respectively.

         In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the six months ended June 30, 1996 and 1995, amounted to $8,000 and $7,000, respectively.

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

         In March 1996, the Partnership entered into a loan agreement pursuant to which it may borrow up to $1,500,000, evidenced by a note secured by a first deed of trust and financing statement on the Ladera I Shopping Center in Albuquerque, New Mexico. Pursuant to the note and loan agreement, until March 3, 1997 the Partnership is to pay interest only at the rate of 1% over prime (currently, the loan rate is 9.25%) on the amounts it borrows. Thereafter, the outstanding balance of all advances made under the note is to be converted to a fully amortizing loan payable in 24 equal monthly payments of principal plus accrued interest, commencing April 3, 1997. The Partnership has agreed to repay the loan from the first sale of the Partnership's property. The net proceeds of the foregoing loan are to be used to fund a portion of the renovation and tenant improvements at The Cornerstone and tenant improvements at Oakpointe, with any remainder added to the Partnership's working capital reserves. As of June 30, 1996, the Partnership had borrowed $700,000 pursuant to the aforementioned loan agreement to fund a portion of the renovation at the Cornerstone Shopping Center, which was completed during the second quarter of 1996. There will be additional costs for tenant improvements as the vacant space in the center is leased.

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

         The Partnership has made no distributions to date in 1996, but intends to resume distributing cash in late August, 1996. Distributions from inception through June 30, 1996 represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital reserve requirements. Future cash distributions will be made principally to the extent of cash flow attributable to operations and sales of the Partnership's properties and interest earned on the investment of capital reserves, after loan repayments, payment for capital improvements to the Partnership's properties and providing for capital reserves.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)


         Results of Operations for the Three Months Ended June 30, 1996 Compared With the Three Months Ended June 30, 1995 and for the Six Months Ended June 30, 1996 Compared With the Six Months Ended
         June 30, 1995
         ------------------------------------------------------------------

         The increase in rental income for the three and six months ended June 30, 1996, as compared to the corresponding period in 1995, were primarily attributable to an increase in revenue at Oakpointe and Arlington Executive Plaza. At Oakpointe, Symbol Technologies' lease encompassing 22,801 square feet was successfully negotiated for a five year term effective February 1996 and at Arlington Executive Plaza, Dawe's Laboratories lease encompassing 4,832 square feet and Drs. Jessen, Wesley and Associate's lease encompassing 1,620 square feet were negotiated in October and November 1995 respectively. The aforementioned leases had the effect of increasing revenues in 1996 when compared to the corresponding period in 1995.

         The decrease in interest income from 1995 to 1996 was attributable to a decrease in the average level of working capital available for short term investments.

         The increase in operating expenses for the three and six months ended June 30, 1996, as compared to the corresponding periods in 1995, was primarily attributable to the increase in legal and professional services resulting from real estate tax appeals at Arlington Executive Plaza and Oakpointe and minor tenant disputes at the Cornerstone.

         The decrease in real estate taxes for the three and six months ended June 30, 1996, as compared to the corresponding periods in 1995, was primarily as a result of a successful tax appeal at Arlington Executive Plaza and Oakpointe.

         The decrease in depreciation and amortization expense for the six months ended June 30, 1996 as compared to the corresponding period in 1995 was attributable to the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," pursuant to which assets held for sale are no longer depreciated.

         The Partnership adjusted the carrying value of the portfolio by $1,535,000, which is the amount spent on the building improvements, tenant improvements, leasing commissions and other related assets for the Partnership properties.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)


         Results of Operations for the Three Months Ended June 30, 1996 Compared With the Three Months Ended June 30, 1995 and for the Six Months Ended June 30, 1996 Compared With the Six Months Ended
         June 30, 1995 (Cont'd.)
         ------------------------------------------------------------------

         General and administrative expenses for the six months ended June, 1996 and 1995, include charges of $258,000 and $267,000, respectively, from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the six months ended June, 1996 and 1995, are direct charges of $220,000 and $218,000, respectively, relating to audit fees, tax preparation fees, legal fees and professional services, liability insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.
         The decrease in general and administrative expenses for the six months ended June 30, 1996 as compared to the corresponding period in 1995, was primarily attributable to a decrease in general and administrative wages and appraisal fees. The aforementioned decrease was partially offset by an increase in consulting fees during 1996.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)      Exhibits:

                 27 - Financial Data Schedule

         b)      Reports on Form 8-K:

                 None filed in quarter ended June 30, 1996.

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


By:  DAMSON/BIRTCHER PARTNERS         By:  BIRTCHER PARTNERS,
     (General Partner)                     a California general partnership

                                            By:  BIRTCHER INVESTMENTS,
                                                 a California general partnership,
                                                 General Partner of Birtcher Partners

                                                  By:  BIRTCHER LIMITED,
                                                       a California limited partnership,
                                                       General Partner of Birtcher Investments

                                                       By:   BREICORP,
                                                             a California corporation,
                                                             formerly known as Birtcher
                                                             Real Estate Inc., General
                                                             Partner of Birtcher Limited

Date:  August 12, 1996                                       By:   /s/ ROBERT M. ANDERSON
                                                                 --------------------------
                                                                       Robert M. Anderson
                                                                       Executive Director
                                                                       BREICORP

                                      By:   LF Special Fund II, L.P.,
                                            a California limited partnership

                                            By:   Liquidity Fund Asset Management, Inc.,
                                                  a California corporation, General
                                                  Partner of LF Special Fund II, L.P.

Date:  August 12, 1996                            By:    /s/ BRENT R. DONALDSON
                                                      -----------------------------------
                                                             Brent R. Donaldson
                                                             President
                                                             Liquidity Fund Asset
                                                             Management, Inc.