Form 10-Q
period 1996-09-30
DAMSON BIRTCHER REALTY INCOME FUND I
filed 1996-11-14
CIK 745932

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------


For Quarter Ended            September 30, 1996
                     ----------------------------------------------------------

Commission file number             0-13563
                         ------------------------------------------------------

                      DAMSON/BIRTCHER REALTY INCOME FUND - I
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Pennsylvania                         13-3264491
-------------------------------------------------------------------------------
            (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)          Identification No.)


 27611 La Paz Road, P.O. Box A-1, Laguna Niguel, California    92677-0100
-------------------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)


                                  (714) 643-7700
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                         QUARTERLY REPORT ON FORM 10-Q
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                 ---------------------------------------------

                                     INDEX
                                     -----

                                                                                                                           Page
                                                                                                                           ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Balance Sheets -
                 September 30, 1996 (Unaudited) and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . .         3

                 Statements of Operations (Unaudited) -
                 Three and Nine Months Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . .         4

                 Statements of Cash Flows (Unaudited) -
                 Nine Months Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .         5

                 Notes to Financial Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .         9


PART II.         OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.    FINANCIAL STATEMENTS
           --------------------

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                                 BALANCE SHEETS
                      ------------------------------------

                                                              September 30,              December 31,
                                                                  1996                       1995
                                                              -------------              ------------
                                                               (Unaudited)                 (Note)
ASSETS
------

Properties held for sale (net of valuation                     $37,033,000                $36,996,000
   allowance of $6,640,000 in 1996 and
   $4,770,000 in 1995)

Cash and cash equivalents                                          215,000                    301,000
Accounts receivable (net of allowance for
   doubtful accounts of $46,000 in 1996 and
   $63,000 in 1995)                                                 39,000                     43,000
Accrued rent receivable                                            487,000                    443,000
Prepaid expenses and other assets                                  706,000                    710,000
                                                               -----------                -----------

                                                               $38,480,000                $38,493,000
                                                               ===========                ===========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable and accrued liabilities                       $   932,000                $ 1,153,000
Secured loan(s) payable                                          3,679,000                  3,116,000
                                                               -----------                -----------
   Total liabilities                                             4,611,000                  4,269,000
                                                               -----------                -----------

Partners' capital (deficit):
   Limited Partners                                             34,363,000                 34,714,000
   General Partner                                                (494,000)                  (490,000)
                                                               -----------                -----------
                                                                33,869,000                 34,224,000

Commitments and contingencies                                            -                          -
                                                               -----------                -----------

                                                               $38,480,000                $38,493,000
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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ------------------------------------

                                                              Three Months Ended                       Nine Months Ended
                                                                 September 30,                           September 30,
                                                        -----------------------------            -----------------------------
                                                            1996             1995                    1996             1995
                                                        ----------         ----------            ----------         ----------
REVENUES
--------

Rental income                                           $1,590,000         $1,442,000            $4,737,000         $4,411,000
Interest income                                              4,000             12,000                 6,000             33,000
                                                        ----------         ----------            ----------         ----------

  Total revenues                                         1,594,000          1,454,000             4,743,000          4,444,000
                                                        ----------         ----------            ----------         ----------

EXPENSES
--------

Operating expenses                                         429,000            475,000             1,318,000          1,338,000
Real estate taxes                                          230,000            257,000               568,000            709,000
Depreciation and amortization                               56,000            505,000               140,000          1,510,000
General and administrative                                 230,000            243,000               708,000            728,000
Interest                                                    84,000             72,000               240,000            218,000
Adjustment to carrying value
  of real estate                                           335,000                  -             1,870,000                  -
                                                        ----------         ----------            ----------         ----------

  Total expenses                                         1,364,000          1,552,000             4,844,000          4,503,000
                                                        ----------         ----------            ----------         ----------

NET INCOME (LOSS)                                       $  230,000         $ ( 98,000)           $ (101,000)        $  (59,000)
                                                        ==========         ==========            ==========         ==========

NET INCOME (LOSS) ALLOCABLE TO:

  General Partner                                       $    2,000         $   (1,000)           $   (1,000)        $  ( 1,000)
                                                        ==========         ==========            ==========         ==========

  Limited Partners                                      $  228,000         $  (97,000)           $ (100,000)        $  (58,000)
                                                        ==========         ==========            ==========         ==========





The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      ------------------------------------

                                                            Nine Months Ended September 30,
                                                          -----------------------------------
                                                             1996                      1995
                                                          -----------              ----------
Cash flows from operating activities:
   Net loss                                               $  (101,000)             $  (59,000)

Adjustments to reconcile net loss to
  net cash (used in) provided by operating
  activities:
   Depreciation and amortization                              140,000               1,510,000
Adjustment to carrying value of real estate                 1,870,000                       -
Changes in:
   Additions to properties held for sale                   (1,907,000)                      -
   Accounts receivable                                          4,000                  51,000
   Accrued rent receivable                                    (44,000)                (26,000)
   Prepaid expenses and other assets                         (135,000)               (106,000)
   Accounts payable and accrued liabilities                  (221,000)                 95,000
                                                          -----------              ----------
Net cash (used in) provided by operating
  activities                                                 (394,000)              1,465,000

Cash flows from investing activities:
   Investments in real estate                                       -                (514,000)
                                                          -----------              ----------
Net cash used in investing activities                               -                (514,000)

Cash flows from financing activities:
   Proceeds from secured loan                                 700,000                       -
   Secured loan payments                                     (137,000)               (125,000)
   Distributions                                             (255,000)               (766,000)
                                                          -----------              ----------
Net cash provided by (used in) financing
   activities                                                 308,000                (891,000)

Net (decrease) increase in cash and cash
  equivalents                                                 (86,000)                 60,000

Cash and cash equivalents, beginning of
   period                                                     301,000                 648,000
                                                          -----------              ----------

Cash and cash equivalents, end of period                  $   215,000              $  708,000
                                                          ===========              ==========





The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS - UNAUDITED
-----------------------------------------

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)
-----------------------------------------

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

         As noted above, as of December 31, 1995 the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment. Assuming an average 12 month holding period, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets was greater than its appraised value, less selling costs, the General Partner reduced the carrying value of the property by the difference. Using this methodology, as of December 31, 1995, the General Partner determined that The Cornerstone, Ladera I Shopping Center, Terracentre, Arlington Executive Plaza and Washington Technical Center had carrying values greater than their appraised values, and accordingly reduced those carrying values by $1,600,000, $560,000, $590,000, $1,250,000 and $770,000 to $9,032,000, $6,234,000,
         $2,397,000, $2,740,000 and $2,612,000, respectively.

         For the three and nine months ended September 30, 1996, the Partnership spent an aggregate of approximately $335,000 and $1,870,000, respectively, related to tenant/building improvements and leasing commissions with respect to the aforementioned properties. Because these expenditures exceeded the estimate of fair value of each of those properties as of December 31, 1995, the General Partner adjusted the carrying value of the Partnership's portfolio by an aggregate of $1,870,000 for the nine months ending September 30, 1996.


(2)      Transactions with Affiliates
         ----------------------------

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended September 30, 1996 and 1995, the Partnership incurred approximately $49,000 and $49,000, respectively, of such expenses. For the nine months ended September 30, 1996 and 1995, such payments were $147,000 and $157,000 respectively.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


         NOTES TO FINANCIAL STATEMENT - UNAUDITED (Cont'd.)
         ----------------------------------------

(2)      Transactions with Affiliates (Cont'd.)
         ----------------------------

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 3% of the gross receipts from the properties under management. Such fees amounted to approximately $46,000 and $39,000 for the three months ended September 30, 1996 and 1995, respectively, and $135,000 and $116,000 for the nine months ended September 30, 1996 and 1995. In addition, an affiliate of the General Partner received $89,000 and $79,000 for the three months ended September 30, 1996 and 1995, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs. For the nine months ended September 30, 1996 and 1995, such payments were $284,000 and $243,000, respectively.

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

         The Amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended September 30, 1996 and 1995, amounted to $76,000 and $76,000, respectively. For the nine months there ended, such fees amounted to $227,000 and $228,000, respectively.

         In addition, the Amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended September 30, 1996 and 1995, amounted to $5,000 and $21,000, respectively, and for the nine months there ended they amounted to $13,000 and $28,000, respectively.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENT - UNAUDITED (Cont'd.)
----------------------------------------

(4)      Subsequent Events
         -----------------

         In August 1996, the General Partner entered into a contract to sell Arlington Executive Plaza for $3,041,250. The property is currently in escrow and is scheduled to close on or before November 30, 1996. Proceeds from the sale will be used to retire the existing debt on Ladera-I Shopping Center (approximately $700,000) with any remainder being distributed to the Limited Partners.

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

         In March 1996, the Partnership entered into a loan agreement pursuant to which it may borrow up to $1,500,000, evidenced by a note secured by a first deed of trust and financing statement on the Ladera-I Shopping Center in Albuquerque, New Mexico. Pursuant to the note and loan agreement, until March 3, 1997 the Partnership is to pay interest only at the rate of 1% over prime (currently, the loan rate is 9.25%) on the amounts it borrows. Thereafter, the outstanding balance of all advances made under the note is to be converted to a fully amortizing loan payable in 24 equal monthly payments of principal plus accrued interest, commencing April 3, 1997. The Partnership has agreed to repay the loan from the first sale of the Partnership's property. The net proceeds of the foregoing loan are to be used to fund a portion of the renovation and tenant improvements at The Cornerstone and tenant improvements at Oakpointe, with any remainder added to the Partnership's working capital reserves. As of September 30, 1996, the Partnership had borrowed

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)
         -------------------------------

         $700,000 pursuant to the aforementioned loan agreement to fund a portion of the renovation at the Cornerstone Shopping Center, which was completed during the second quarter of 1996. There will be additional costs for tenant improvements as the vacant space in the center is leased.

         Certain of the Partnership's properties are not fully leased. The Partnership is actively marketing the vacant space in these properties, subject to the competitive environment in each of their respective market areas. To the extent the Partnership is not successful in maintaining or increasing occupancy levels at these properties, the Partnership's future cash flow may be reduced.

         Distributions through September 30, 1996 represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital reserve requirements. Future cash distributions will be made principally to the extent of cash flow attributable to operations and sales of the Partnership's properties and interest earned on the investment of capital reserves, after loan repayments, capital improvements and providing for future capital reserves.

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

         Over the past year, the General Partner has examined several alternative methods to achieve the Partnership's goal of selling properties and liquidating the Partnership at the earliest practicable time consistent with achieving reasonable value for the Limited Partners' investment. As explained in the Partnership's May 5, 1993 Information Statement, "achieving reasonable value" has meant for the Partnership to balance receiving higher sales prices per property than their 1993 values while at the same time not waiting forever to sell at a theoretical "top of the market." Alternatives under consideration by the General Partner may include a property-by-property liquidation or selling all of the properties as a single portfolio. The General Partner has had preliminary discussions regarding disposition, in whole or in part, of the Partnership's properties with various potential purchasers of some or all of the Partnership's portfolio.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended September 30, 1996
         -------------------------------------------------------------------
         Compared With the Three Months Ended September 30, 1995 and for the
         -------------------------------------------------------------------
         Nine Months Ended September 30, 1996 Compared With the Nine Months
         ------------------------------------------------------------------
         Ended September 30, 1995
         ------------------------

         The increases in rental income for the three and nine months ended September 30, 1996, as compared to the corresponding periods in 1995, were primarily attributable to the increase's in revenue at Oakpointe, Terracentre and Arlington Executive Plaza. At Oakpointe, a new lease was successfully negotiated with Symbol Technologies, Inc, encompassing 22,801 square feet, for a five year term effective in February 1996. In addition, a new lease was negotiated at Terracentre with Ragland Design Group, Inc., in July 1996, encompassing 1,194 square feet for a three year term. At Arlington Executive Plaza, new leases were successfully negotiated with Dawes Laboratories encompassing 4,832 square feet in October 1995, Drs. Jessen, Wesley & Assoc., encompassing 1,620 square feet in November 1995, Tony Stallone Produce Co., encompassing 741 square feet in February 1996 and Associates in Psychotherapy encompassing 1,724 square feet in July 1996.

         The decrease in interest income from 1995 to 1996 was attributable to a decrease in the average level of working capital available for short term investments.

         The decrease in real estate taxes for the three months ended September 30, 1996, as compared to the corresponding period in 1995 was primarily a result of a decrease in real estate taxes at The Cornerstone.

         The decrease in real estate taxes for the nine months ended September 30, 1996, as compared to the corresponding period in 1995, was primarily a result of successful tax appeals at Arlington Executive Plaza and Oakpointe.

         The decrease in operating expenses for the three months ended September 30, 1996, as compared to the corresponding period in 1995, resulted from several factors. At The Cornerstone, legal and professional fees were reduced by $25,000. At Arlington Executive Plaza, general building repair and maintenance, electricity and painting costs decreased ($9,000). In addition, general building repair and maintenance, electricity and space planning costs decreased at Terracentre ($12,000) during the period.

         The decrease in operating expenses for the nine months ended September 30, 1996, as compared to the corresponding period in 1995, was primarily attributable to a decrease in utility costs, advertising and space planning at The Cornerstone ($29,000).

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended September 30, 1996
         -------------------------------------------------------------------
         Compared With the Three Months Ended September 30, 1995 and for the
         -------------------------------------------------------------------
         Nine Months Ended September 30, 1996 Compared With the Nine Months
         ------------------------------------------------------------------
         Ended September 30, 1995 (Cont'd.)
         ------------------------

         The decreases in depreciation and amortization expenses for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 were attributable to the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," pursuant to which assets held for sale are no longer depreciated.

         For the nine months ended September 30, 1996, the carrying value of the Partnership's portfolio was reduced by $1,870,000, which is representative of the amount spent on building improvements, tenant improvements, leasing commissions and other related assets at The Cornerstone, Ladera-I Shopping Center, Terracentre, Arlington Executive Plaza and Washington Technical Center during the period.

         General and administrative expenses for the nine months ended September 30, 1996 and 1995, include charges of $387,000 and $414,000, respectively, from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the nine months ended September, 1996 and 1995, are direct charges of $321,000 and $314,000, respectively, relating to audit fees, tax preparation fees, legal fees and professional services, liability insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         The decreases in general and administrative expenses for the three and nine months ended September 30, 1996, as compared to the corresponding periods in 1995, were primarily attributable to a decrease in leasing fees and appraisal fees. The aforementioned decreases were partially offset by an increase in professional services.

         The increases in interest expenses for the three and nine months ended September 30, 1996, as compared to the corresponding periods in 1995, were attributable to a new loan arrangement that commenced in March 1996. Pursuant to that arrangement, the Partnership borrowed $700,000 for which it is paying interest only at 1% over the prime rate (currently 9.25%) on the outstanding principal. Such interest amounted to $16,000 and $34,000 for the three and nine months ended September 30, 1996, respectively.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a)      Exhibits:

                 27 - Financial Data Schedule

         b)      Reports on Form 8-K:

                 None filed in quarter ended September 30, 1996.

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


By: DAMSON/BIRTCHER PARTNERS    By: BIRTCHER PARTNERS,
    (General Partner)               a California general partnership

                                By: BIRTCHER INVESTMENTS,
                                    a California general partnership,
                                    General Partner of Birtcher Partners

                                    By: BIRTCHER LIMITED,
                                        a California limited partnership,
                                        General Partner of Birtcher Investments

                                        By: BREICORP,
                                            a California corporation,
                                            formerly known as Birtcher
                                            Real Estate Inc., General
                                            Partner of Birtcher Limited

Date:    November 12, 1996                  By: /s/ Robert M. Anderson
                                                ------------------------------
                                                Robert M. Anderson
                                                Executive Director
                                                BREICORP

                                By: LF Special Fund II, L.P.,
                                    a California limited partnership

                                    By: Liquidity Fund Asset Management, Inc.,
                                        a California corporation, General
                                        Partner of LF Special Fund II, L.P.

Date:    November 12, 1996              By: /s/ Brent R. Donaldson
                                            --------------------------------
                                            Brent R. Donaldson
                                            President
                                            Liquidity Fund Asset Management,
                                            Inc.