Form 10-K
period 1996-12-31
DAMSON BIRTCHER REALTY INCOME FUND I
filed 1997-03-31
CIK 745932

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                            -----------------------

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996     COMMISSION FILE NUMBER 0-13563

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

                                 (714) 643-7700
                                 --------------
                        (Registrant's telephone number)

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

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                      ----

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                 ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996


                                     INDEX


                                                                                                          Page
                                                                                                          ----

PART I

          Item 1.        Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2
          Item 2.        Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5
          Item 3.        Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6
          Item 4.        Submission of Matters to a Vote of
                           Security Holders   . . . . . . . . . . . . . . . . . . . . . . . . . . .         6


PART II

          Item 5.        Market for the Registrant's Limited Partnership
                           Interests and Related Security Holder Matters  . . . . . . . . . . . . .         6
          Item 6.        Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . .         8
          Item 7.        Management's Discussion and Analysis of Financial
                           Condition and Results of Operations  . . . . . . . . . . . . . . . . . .         9
          Item 8.        Financial Statements and Supplementary Data  . . . . . . . . . . . . . . .       F-1
          Item 9.        Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . .        17


PART III

          Item 10.       Directors and Executive Officers of the Registrant   . . . . . . . . . . .        17
          Item 11.       Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . .        17
          Item 12.       Security Ownership of Certain Beneficial Owners
                           and Management   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18
          Item 13.       Certain Relationships and Related Transactions   . . . . . . . . . . . . .        18


PART IV

          Item 14.       Exhibits, Financial Statement Schedules and
                           Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .        18
            ---          Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21

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

The Partnership acquired the properties during the period from December 19, 1984 through September 18, 1985, entirely for cash, free and clear of mortgage indebtedness. In September 1987, the Partnership borrowed $4,000,000 pursuant to a loan agreement secured by a First Deed of Trust on the Certified Distribution Center in Salt Lake City, Utah. The net proceeds were used primarily for capital improvements and leasing commissions on certain of the Partnership's properties, the Partnership's working capital reserves and certain general and administrative expenses. On July 30, 1993, the Partnership refinanced this loan to obtain a more favorable interest rate. In March 1996, the Partnership entered into a loan agreement pursuant to which it could have borrowed up to $1,500,000, evidenced by a note secured by a first deed of trust and financing statement on the Ladera I Shopping Center in Albuquerque, New Mexico. Pursuant to that note arrangement, the Partnership borrowed $700,000 to fund a portion of the renovation and tenant improvements at The Cornerstone and tenant improvements at Oakpointe. The loan was subsequently paid off in November 1996 utilizing a portion of the sale proceeds from Arlington Executive Plaza. The Partnership may incur unsecured indebtedness from time to time to supplement its working capital needs. See Note 6 to Financial Statements in
Item 8.

The Partnership's objectives in operating the properties are: (i) to make regular quarterly cash distributions to the Partners, of which a portion will be tax sheltered; (ii) to achieve capital appreciation over a holding period of at least five years; and (iii) to preserve and protect the Partnership's capital. An Information Statement, dated May 5, 1993, mandated that the General Partner shall seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date, are not sold or under contract for sale by the end of 1996.

Given the mandate of the May 5, 1993 Information Statement, the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment as of December 31, 1995. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see Note 2 to the

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



Item 1.         Business (Cont'd.)

Financial Statements in Item 8), the carrying value of these properties was evaluated to insure that each property is carried on the Partnership's balance
sheets at the lower of cost or fair value, less selling costs.   Accordingly,
the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets was greater than its appraised value, the General Partner reduced the carrying value of the property by the difference. Using this methodology, the General Partner determined that The Cornerstone, Ladera I Shopping Center, Terracentre, Arlington Executive Plaza and Washington Technical Center, had carrying values greater than their appraised values, and therefore reduced their carrying values to $9,032,000, $6,234,000, $2,397,000, $2,740,000, and $2,612,000, respectively. Since adoption of the 1993 Solicitation, the General Partner has considered several preliminary indications of interest from third parties to acquire some or all of the Partnership's properties. Apart from the recent sale of Arlington, however, these transactions never materialized, primarily because the General Partner rejected as too low the valuations of the Partnership's properties proposed by the potential purchasers.

During 1996, the Partnership made certain capital improvements to properties held for sale that resulted in a corresponding increase in the properties' valuation allowance. At December 31, 1996, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1997 and determined that The Cornerstone, Ladera-I Shopping Center and Oakpointe had carrying values greater than their appraised values. As a result, during the year ended December 31, 1996 their carrying values were adjusted by $1,683,000, $398,000, and $253,000 to $8,960,000, $5,900,000, and $7,700,000, respectively.
In addition, during 1996, the carrying values of Terracentre and Washington Technical Center were increased by $190,000 and $246,000 to their estimated fair values less selling costs of $2,900,000 and $3,020,000, respectively.

The General Partner recently mailed a consent solicitation (the "Consent Solicitation") dated February 18, 1997 to the Limited Partners, pursuant to which the Limited Partners consented to dissolve the Partnership and seek to sell and liquidate the remaining Partnership properties and wind up the Partnership as soon as practicable, consistent with selling the Partnership's properties to the best advantage under the circumstances.

The Partnership derives most of its revenue from rental income. Both Certified Warehouse and Transfer Company, Inc. ("Certified") and FIserv, Inc. ("FIserv", formerly d.b.a. Citicorp CIR, Inc.) represent significant portions of such income. Rental income from Certified totaled $1,007,000 in 1996, and $984,000 in 1995 and 1994 or approximately 16%, 17% and 16%, respectively, of the Partnership's total rental income. Rental income from FIserv totaled $887,000 in 1996, $880,000 in 1995 and $886,000 in 1994, or approximately 14%, 15% and
14%, respectively, of the Partnership's total rental income.

The Partnership's investments in real estate are subject to competition for tenants from similar types of properties in the vicinities in which they are located. The Partnership has no investments in real estate located outside the United States.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


Item 1.         Business (Cont'd.)

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


Item 2.  PROPERTIES

                                                                                                        NUMBER OF
                                                                                             NET         TENANT       PERCENTAGE
                                                                                           RENTABLE      LEASES        OCCUPIED
                                   PURCHASE                                                AREA IN        AS OF         AS OF
NAME/LOCATION/DATE ACQUIRED        PRICE(1)                     DESCRIPTION                 SQ. FT.     12/31/96       12/31/96
--------------------------------------------------------------------------------------------------------------------------------
Washington Technical Center,    $ 3,874,000      Four business center buildings             50,973         7             94%
  Phase I                                        located on 4.87 acres of land.
Renton, Washington
December 19, 1984

Certified Distribution Center     9,327,000      Two warehouse/distribution buildings      312,260         2            100%
Salt Lake City, Utah                             located on 12.65 acres of land.
April 2, 1985

Ladera Shopping Center,           8,543,000      A neighborhood retail shopping center      89,544        15             89%
  Phase I                                        located on 10.9 acres of land.
Albuquerque, New Mexico
May 10, 1985

The Cornerstone                  17,618,000      A seven-building specialty retail         114,441        17             56%
Tempe, Arizona                                   center located on 10.9 acres of land.
July 19, 1985

Terracentre                      20,037,000      A 15-story office building located         95,723        15             78%
Denver, Colorado                                 on .41 acres of land.
September 6, 1985

Oakpointe                         9,517,000      Office building located on 6.8 acres       96,213         3            100%
Arlington Heights, Illinois                      of land.
September 18, 1985              -----------                                                -------

TOTAL                           $68,916,000                                                759,154
                                ===========                                                =======

SEE NOTE TO TABLE ON THE FOLLOWING PAGE.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 2. PROPERTIES (Cont'd.)

NOTE TO TABLE ON THE PRECEDING PAGE

        (1) The purchase price does not include an allocable share of the $4,423,000 of acquisition fees paid to the General Partner. Also, for certain properties, the purchase price has been reduced by cash received after acquisition under rental agreements for non-occupied space.


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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS (Cont'd.)

As of February 28, 1997, the number of holders of the Partnership's interests is as follows:

                  General Partner                                   1
                  Limited Partners                              9,960
                                                                -----

                                                                9,961
                                                                =====

The Partnership makes quarterly cash distributions to its partners out of distributable cash pursuant to the Partnership's Agreement of Limited Partnership. Distributable cash is generally paid 99% to the Limited Partners and 1% to the General Partner.

The Partnership has paid the following quarterly cash distributions to its Limited Partners:



CALENDAR
QUARTERS             1997          1996            1995           1994           1993           1992
                   -----------------------------------------------------------------------------------
First              253,000              0       $253,000       $370,000       $662,000        $487,000
Second                                  0        253,000        370,000        486,000               0
Third                             253,000        253,000        360,000        350,000               0
Fourth                          1,753,000              0        369,000        370,000          642,00

The Limited Partners and the General Partner are entitled to receive quarterly cash distributions, as available, in the future. During 1995, the General Partner temporarily suspended distributions for three quarters, commencing with the last quarter of 1995, to fund a portion of the renovation and tenant improvements at The Cornerstone and tenant improvements at Oakpointe, and Washington Technical Center.

In December 1996, the Partnership made a $1,500,000 special distribution to its limited partners from a portion of the proceeds from the sale of Arlington Executive Plaza. See Item 7, Liquidity and Capital Resources for further discussion.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 6.         SELECTED FINANCIAL DATA



                                                                     YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------------------------------------------------
                                       1996               1995                1994               1993                 1992
                                  ------------       ------------         ------------         -----------        --------------
Total Revenues                     $ 6,349,000        $ 5,973,000          $ 6,307,000          $6,525,000        $   7,403,000
                                   ===========        ============         ============         ===========       =============

Net Income (Loss):
  General Partner                  $     4,000        $   (50,000)         $   (56,000)         $   (2,000)       $   (138,000)
  Limited Partners                     396,000         (4,922,000)          (5,535,000)           (193,000)        (13,654,000)
                                   -----------        ------------         ------------         -----------       -------------

                                   $   400,000        $(4,972,000)         $(5,591,000)         $ (195,000)       $(13,792,000)
                                   ===========        ============         ============         ===========       =============

Total Distributions:
  General Partner                  $     5,000        $     8,000          $    15,000          $   19,000        $     11,000
                                   ===========        ============         ============         ===========       =============

  Limited Partners                 $ 2,006,000        $   759,000          $ 1,469,000          $1,868,000        $  1,129,000
                                   ===========        ============         ============         ===========       =============


                                                                     YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------------------------------------------------
                                       1996               1995                1994               1993                 1992
                                  ------------        ------------         ------------         -----------        -------------
Total Assets                       $36,482,000         $38,493,000          $44,292,000         $51,460,000          $54,144,000
                                   ===========         ===========          ===========         ===========          ===========

Secured Loan Payable               $ 2,932,000         $ 3,116,000          $ 3,285,000         $ 3,440,000          $ 4,000,000
                                   ===========         ===========          ===========         ===========          ===========




                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Since the completion of its acquisition program in September 1985, the Partnership has been primarily engaged in the operation of its properties. The Partnership's original objective had been to hold its properties as long-term investments. However, an Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993 which constituted at least one half of the aggregate appraised values of all Partnership properties as of that date are not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, as of December 31, 1995, the General Partner decided to account for the Partnership's properties
as assets held for sale, instead of for investment.   In a Consent Solicitation
dated February 18, 1997, the Partnership solicited and recieved the consent of the Limited Partners to dissolve the Partnership and sell and liquidate all of its remaining properties as soon as practicable, consistent with selling the Partnership's properties to the best advantage under the circumstances. The Partnership's properties were held for sale throughout 1996 and continue to be held for sale.

Working capital is and will be principally provided from the operation of the Partnership's properties and the working capital reserve established for the properties. The Partnership may incur mortgage indebtedness relating to such properties by borrowing funds primarily to fund capital improvements or to obtain financing proceeds for distribution to the partners.

Regular distributions for the year ended December 31, 1996, represent net cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. In December 1996, the Partnership made a special distribution of $1,500,000 representing a portion of net proceeds from the sale of Arlington Executive Plaza. Future cash distributions will be made to the extent available from net cash flow generated from operations and sales of the Partnership's properties and interest earned on the investment of capital reserves, after providing for capital reserves and payment for capital improvements and repairs to the Partnership's properties. See Item 5 for a description of the Partnership's distribution history. The Partnership believes that the cash generated from its operations will provide the Partnership the funds necessary to meet all of its ordinary obligations.

Certain of the Partnership's properties are not fully leased. The Partnership is actively marketing the vacant space in these properties, subject to the competitive environment in each of the market areas. To the extent the Partnership is not successful in maintaining or increasing occupancy levels at these properties, the Partnership's future cash flow and distributions may be reduced.

The Partnership began renovation of The Cornerstone, located in Tempe, Arizona in August 1995 and those renovations were completed during third quarter of 1996. The cost of these capital improvements, which included the exterior facade

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)

modifications, hardscape and softscape changes and signage upgrades, was approximately $1,527,000. To pay for a portion of these improvements, the Partnership suspended distributions to its limited partners for the fourth quarter of 1995 and the first two quarters of 1996. Regular distributions resumed in the third quarter of 1996.

In June 1993, the Partnership completed its solicitation of written consents from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement, dated May 5, 1993. Those proposals have been implemented by amending the Partnership Agreement as contemplated by the Information Statement. The amendments include, among other things, the payment of asset management and leasing fees to the General Partner and the elimination of the General Partner's residual interest and deferred leasing fees that were previously subordinated to return of the Limited Partners' 9% Preferential Return. See
Item 8, Note 3 to the Financial Statements for discussion of fees paid to the General Partner for the year ended December 31, 1996.

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

In March 1996, the Partnership entered into a loan agreement pursuant to which it could borrow up to $1,500,000, evidenced by a note secured by a first deed of trust and financing statement on the Ladera I Shopping Center in Albuquerque, New Mexico. Pursuant to the note and loan agreement, the Partnership borrowed $700,000 in March 1996. The Partnership made interest only payments at the rate of 1% over prime (the loan rate was 9.25%) through November 1996, when the entire balance was paid off utilizing a portion of the proceeds from the sale of Arlington Executive Plaza. The net proceeds of the foregoing loan were used to fund a portion of the renovation and tenant improvements at The Cornerstone and tenant improvements at Oakpointe.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)

January 1, 1997 Property Appraisals and Net Asset Value

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

Given this mandate, the General Partner requested that the appraiser provide an assessment of value that reflects a shorter investment holding term. Although the General Partner does not know how long it will take to sell the Partnership's remaining properties, it requested that the appraiser assume that the entire portfolio would be sold over four years, in connection with the January 1995 appraisals, over three years in connection with the January 1996 appraisals and over approximately two years in connection with the January 1997 appraisals.

Using the shorter-term investment methodology that is consistent with the mandate of the 1993 amendment to the Partnership agreement, the appraiser estimated the value of the Partnership's remaining properties at January 1, 1997 to be $37,680,000.

The foregoing appraised value of the Partnership's remaining properties indicates an estimated net asset value of the Partnership of $35,711,000 or $3,674 per $10,000 of original investor subscription. (Net asset value represents the appraised value of the Partnership's properties, cash and all other assets less secured loans payable and all other liabilities.)

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations

Year Ended December 31, 1996

The increase in rental income for the year ended December 31, 1996, when compared to 1995, was primarily attributable to an increase in rental income at Oakpointe. A new lease was signed in February 1996 with Symbol Technologies, Inc. encompassing 22,801 square feet bringing Oakpointe to 100% leased.

The increase in interest and other income for the year ended December 31, 1996, as compared to 1995 was attributable to an increase in The Cornerstone's other miscellaneous income. This incease was partially offset by a decrease in interest income due to a decrease in the average level of working capital available for investment in 1996. Capital reserves were used to fund a portion of the renovation and tenant improvements at The Cornerstone and tenant improvements at Oakpointe.

On November 21, 1996, the Partnership sold Arlington Executive Plaza, an office complex composed of seven identical 10,428 square foot buildings located on 7.2 acres of land in Arlington Heights, Illinois to an unaffiliated third party. The sales price was $3,050,000 ($2,929,000 net of commissions and escrow fees) and the net proceeds of the sale amounted to approximately $2,699,000 after factoring in all prorations and credits to the buyer. In December 1995, the General Partner had adjusted the carrying value of the property in accordance with the guidelines of FAS 121, which resulted in a write-down of $1,250,000 and an adjusted carrying value of $2,740,000. The resulting gain on sale, after taking into consideration all costs of disposition, amounted to $164,000 as reflected in the Statement of Operations. The General Partner was not paid a commission or disposition fee as part of this transaction.

The decrease in operating expenses for the year ended December 31, 1996, as compared to 1995 was primarily attributable to the sale of Arlington Executive Plaza in November 1996 and reduced legal and professional fees at The Cornerstone and Terracentre.

The decrease in real estate taxes for the year ended December 31, 1996, when compared to 1995 primarily relates to: 1) the sale of Arlington Executive Plaza in November 1996 ($146,000); and, 2) a reduced tax assessment for Oakpointe in 1996 ($157,000).

General and administrative expenses for the year ended December 31, 1996 include charges of $500,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses were direct charges of $482,000 relating to audit and tax preparation fees, annual appraisal fees, legal fees, insurance expense, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1996 (Cont'd.)

The decrease in general and administrative expenses for the year ended December 31, 1996 as compared to 1995, was primarily attributable to decreases in administrative expense reimbursements and leasing fees incurred in 1996. The aforementioned decreases were partially offset by higher professional fees incurred by the Partnership.

Interest expense resulted from interest on the first deed of trust on Certified Distribution Center and the loan agreement secured by Ladera-I Shopping Center. The increase in interest expense for the year ended December 31, 1996, as compared to 1995, was a result of the borrowing of $700,000 in March 1996, pursuant to that new loan arrangement. The Partnership subsequently paid off the $700,000 note in November 1996.

For the year ended December 31, 1996, the General Partner determined that the carrying values of The Cornerstone, Ladera-I Shopping Center and Oakpointe were in excess of their respective appraised values. As a result, their carrying values were adjusted by $1,683,000, $398,000, and $253,000 to $8,960,000,
$5,900,000, and $7,700,000, respectively. In addition, during 1996, the carrying values of Terracentre and Washington Technical Center were increased by $190,000 and $246,000 to their estimated fair values less selling costs of $2,900,000 and $3,020,000, respectively.

The decrease in depreciation and amortization expenses for the year ended December 31, 1996 as compared to 1995 was a result of the adoption and implementation at December 31, 1995 of Statement of Financial Accounting Standards, No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," pursuant to which "assets held for sale" are not depreciated.

Year Ended December 31, 1995

The decrease in rental income for the year ended December 31, 1995, as compared to 1994, was primarily attributable to reduced rental income at The Cornerstone and Oakpointe. At The Cornerstone, several small tenants terminated their leases prior to or upon their respective scheduled termination during 1995.
The respective terminations resulted in a decrease in the property's occupancy rate to 70% and decrease in rental income of $338,000. At Oakpointe, revenue decreased by $153,000, which was primarily the result of the termination of the Illinois Department of Employment Security lease in March 1994. Additionally, common area expense reconciliations at Oakpointe resulted in a $36,000 refund of tenant overpayment during 1995. The aforementioned decreases were partially offset by an increase in rental income at Washington Technical Center and Terracentre office building. At Washington Technical Center, revenue increased by $108,000 because the Partnership entered into three leases encompassing 25,698 square feet in late 1994, and at Terracentre, revenue increased $103,000 because the Partnership entered into a 9,259 square foot lease.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1995 (Cont'd.)

Given the mandate of the May 5, 1993 Information Statement, the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment as of December 31, 1995. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets was greater than its appraised value, the General Partner reduced the carrying value of the property by the difference. Using this methodology, the General Partner determined that The Cornerstone, Ladera I Shopping Center, Terracentre, Arlington Executive Plaza, and Washington Technical Center, had carrying values greater than their appraised values, and therefore reduced their carrying values by $1,600,000, $560,000, $590,000, $1,250,000, and
$770,000 to $9,032,000, $6,234,000, $2,397,000, $2,740,000, and $2,612,000,
respectively.

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

Provision was made for impairment loss if the General Partner determined that the carrying amount of the Partnership's investment in a real estate asset may not have been recoverable. The General Partner obtained third party appraisals on the Partnership's properties as required by the Partnership Agreement. If these appraisals indicated that certain of the Partnership's properties had market values below their then- current carrying values, the General Partner considered the appraisals and analyzed the current and anticipated market conditions of the respective properties and determined if an impairment had occurred. At December 31, 1994, after evaluation of The Cornerstone, Terracentre and Oakpointe the General Partner estimated a $5,500,000 impairment of value as compared to its respective carrying value.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                         Page
                                                                                                         ----

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-2

Financial Statements:

        Balance Sheets as of December 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . .        F-3

        Statements of Operations for the Years Ended December 31, 1996,
        1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-4

        Statements of Changes in Partners' Capital for the Years Ended
        December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-5

        Statements of Cash Flows for the Years Ended December 31, 1996,
        1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-6

        Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        F-7

Schedule:

        III - Real Estate and Accumulated Depreciation as of
        December 31, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-19


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

As discussed in note 9 to the financial statements, on March 14, 1997 a majority in interest of the limited partners approved the proposal to dissolve the Partnership and sell and liquidate all of its remaining properties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Damson/Birtcher Realty Income Fund-I as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the financial statements, on December 31, 1995 Damson/Birtcher Realty Income Fund-I adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."



                                        KPMG PEAT MARWICK LLP

Orange County, California
March 25, 1997

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                                 BALANCE SHEETS




                                                                                      DECEMBER 31,
                                                                         ------------------------------------
                                                                            1996                      1995
                                                                         -----------              -----------
ASSETS
------

Properties held for sale (net of valuation
   allowance of $5,418,000 in 1996 and
   $4,770,000 in 1995)                                                   $34,582,000              $36,996,000

Cash and cash equivalents                                                    711,000                  301,000
Accounts receivable (net of allowance for
   doubtful accounts of $46,000 in 1996 and
   $63,000 in 1995)                                                           80,000                   43,000
Accrued rent receivable                                                      439,000                  443,000
Prepaid expenses and other assets, net                                       670,000                  710,000
                                                                         ------------             ------------

                                                                         $36,482,000              $38,493,000
                                                                         ============             ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable and accrued liabilities                                 $   937,000              $ 1,153,000
Secured loan payable                                                       2,932,000                3,116,000
                                                                         ------------             ------------

   Total liabilities                                                       3,869,000                4,269,000
                                                                         ------------             ------------

Partners' capital (deficit):
   Limited Partners                                                       33,104,000               34,714,000
   General Partner                                                          (491,000)                (490,000)
                                                                         ------------             ------------
                                                                          32,613,000               34,224,000

Commitments and contingencies
                                                                         ------------             ------------

                                                                         $36,482,000              $38,493,000
                                                                         ============             ============





The accompanying notes are an integral part of these Financial Statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


                            STATEMENTS OF OPERATIONS




                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                       -------------------------------------------------------
                                                          1996                 1995                  1994
                                                       ----------          ------------           ------------
REVENUES:
   Rental income                                       $6,125,000           $ 5,917,000           $  6,215,000
   Interest and other income                               60,000                56,000                 92,000
   Gain on sale of property                               164,000                     -                      -
                                                       ----------           -----------           ------------

     Total revenues                                     6,349,000             5,973,000              6,307,000
                                                       ----------           -----------           ------------


EXPENSES:
   Operating expenses                                   1,802,000             1,845,000              1,914,000
   Real estate taxes                                      665,000               967,000                959,000
   Depreciation and
   amortization                                           233,000             2,069,000              2,241,000
   General and administrative                             982,000             1,005,000                981,000
   Interest                                               331,000               289,000                303,000
   Adjustment to carrying value
    of real estate                                      1,936,000             4,770,000              5,500,000
                                                       ----------           -----------           ------------

     Total expenses                                     5,949,000            10,945,000             11,898,000
                                                       ----------           -----------           ------------

NET INCOME (LOSS)                                      $  400,000           $(4,972,000)          $ (5,591,000)
                                                       ==========           ===========           ============

NET INCOME (LOSS) ALLOCABLE TO:

   General Partner                                     $    4,000           $   (50,000)          $    (56,000)
                                                       ==========           ===========           ============

   Limited Partners                                    $  396,000           $(4,922,000)          $ (5,535,000)
                                                       ==========           ===========           ============





The accompanying notes are an integral part of these Financial Statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL




                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                        1996, 1995 AND 1994
                                                        -----------------------------------------------------
                                                         GENERAL               LIMITED
                                                         PARTNER              PARTNERS              TOTAL
                                                        ----------          ------------          -----------
Balance, December 31, 1993                              $(361,000)           $47,399,000           $47,038,000

  Net loss                                                (56,000)            (5,535,000)           (5,591,000)
  Distributions                                           (15,000)            (1,469,000)           (1,484,000)
                                                        ----------           ------------          ------------


Balance, December 31, 1994                               (432,000)            40,395,000            39,963,000

  Net loss                                                (50,000)            (4,922,000)           (4,972,000)
  Distributions                                            (8,000)              (759,000)             (767,000)
                                                        ----------            -----------          ------------


Balance, December 31, 1995                               (490,000)            34,714,000            34,224,000

   Net income                                               4,000                396,000               400,000
   Distributions                                           (5,000)            (2,006,000)           (2,011,000)
                                                        ----------           ------------          ------------


Balance, December 31, 1996                              $(491,000)           $33,104,000           $32,613,000
                                                        ==========           ============          ============





The accompanying notes are an integral part of these Financial Statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


                            STATEMENTS OF CASH FLOWS

                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------------------------------
                                                                        1996                    1995                   1994
                                                                     ------------           ------------           ------------
Cash flows from operating activities:
Net income (loss)                                                     $   400,000           $ (4,972,000)           $(5,591,000)
Adjustments to reconcile net income (loss)
   to net cash provided by
   operating activities:
     Depreciation and amortization                                        233,000              2,069,000              2,241,000
     Adjustment to carrying value of
      real estate                                                       1,936,000              4,770,000              5,500,000
     Gain on sale of property                                            (164,000)                     -                      -
Changes in:
   Accounts receivable                                                    (37,000)                41,000                 58,000
   Accrued rent receivable                                                  4,000                (27,000)              (150,000)
   Prepaid expenses and other assets                                     (193,000)              (213,000)              (191,000)
   Accounts payable and accrued
     liabilities                                                         (216,000)               109,000                 62,000
                                                                       -----------            -----------           -----------
Net cash provided by operating
   activities                                                           1,963,000              1,777,000              1,929,000
                                                                       -----------            -----------           -----------

Cash flows from investing activities:
   Investments in real estate                                          (2,287,000)            (1,188,000)              (710,000)
   Proceeds from sale of property                                       2,929,000                      -                      -
                                                                       -----------            -----------           -----------
Net cash provided by (used in) investing
   activities                                                             642,000             (1,188,000)              (710,000)
                                                                       -----------            -----------            -----------
Cash flows from financing activities:
   Proceeds from secured loan                                             700,000                      -                      -
   Principal payments on secured
     loans payable                                                       (884,000)              (169,000)              (155,000)
   Distributions                                                       (2,011,000)              (767,000)            (1,484,000)
                                                                       -----------            -----------            -----------
Net cash used in financing
   activities                                                          (2,195,000)            (  936,000)            (1,639,000)
                                                                       -----------            -----------            -----------

Net increase (decrease) in cash and
   cash equivalents                                                       410,000               (347,000)              (420,000)

Cash and cash equivalents,
  beginning of year                                                       301,000                648,000              1,068,000
                                                                       -----------            -----------           -----------

Cash and cash equivalents,
  end of year                                                          $  711,000             $  301,000            $  648,000
                                                                       ===========            ===========           ===========

Supplemental disclosure of cash flow
   information:
     Cash paid during the year for:
       Interest                                                        $  331,000             $  289,000            $  303,000
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

        In January 1993, the General Partner filed an Information Statement with the Securities and Exchange Commission seeking consent of the Limited Partners to amend the Partnership Agreement. On June 24, 1993, the Partnership completed its solicitation of written consent from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement, dated May 5, 1993. Those proposals were implemented by the Partnership as contemplated by the Information Statement as amendments to the Partnership Agreement, and have been reflected in these Financial Statements as such.

        The amendment modified the Partnership Agreement to eliminate the General Partner's 10% subordinated interest in distributions of Distributable Cash (net cash from operations) and reduce its subordinated interest in such distributions from 10% to 1%. The amendment also modified the Partnership Agreement to eliminate the General Partner's 10% subordinated interest in Sale or Financing Proceeds (net cash from sale or financing of Partnership property) and to reduce its subordinated interest in such proceeds from 15% to 1%.
        In lieu thereof, the Partnership Agreement now provides for the Partnership's payment to the General Partner of an annual asset management fee equal initially to .75% of the aggregate appraised value of the Partnership's properties. At January 1, 1996 and 1995 the portfolio was appraised at an aggregate value of approximately $40,390,000 (unaudited) and $40,505,000 (unaudited), respectively. The factor used to calculate the annual asset management fee will be reduced by .10% each year beginning after December 31, 1996 (e.g., from .75% in 1996 to .65% in 1997).

        The amendment modified the Partnership Agreement to eliminate the subordination provisions with respect to leasing fees payable under that subsection. The amendment also eliminated the deferred leasing fees earned by the General Partner or its affiliates (approximately $448,000 as of December 31, 1992) on or after the effective date of the amendment. Fees for leasing services rendered by the General Partner or its affiliates (post amendment) have been payable by the Partnership on a current basis and have not been subordinated to the Limited Partners Preferred Return and Adjusted Invested Capital or any other amount.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)     Organization and Operations (Cont'd.)

        The amendment modified the Partnership Agreement to eliminate the subordination provision with respect to future property disposition fees payable under that section. The amendment authorized payment to the General Partner and its affiliates of the property disposition fee as earned. The fee is not subordinated to the Limited Partners Preferred Return and Adjusted Invested Capital or any other amount.

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

        The amendment stated that the Partnership is no longer authorized to pay the General Partner or its affiliates any insurance commissions or any property financing fees. No such commissions or fees have been paid or accrued by the Partnership since its inception.

        The amendment modified the provisions of the Partnership Agreement regarding allocations of Partnership income, gain and other tax items between the General Partner and the Limited Partners primarily to conform to the changes in the General Partner's interest in distributions of Distributable Cash and Sale or Financing Proceeds, as defined, effected by the amendment.

        It is not anticipated that the adoption and implementation of the amendment will have any material adverse effect on future allocations of income, gain, loss or other tax items to the Limited Partners. However, if any of the Partnership's properties are sold for a gain, a special allocation to the General Partner may have the effect of reducing the amount of Sale or Financing Proceeds otherwise distributable to the Limited Partners and correspondingly increasing the amount of such distributions to be retained by the General Partner. The amount of such distributions to be affected would be approximately equal to any deficit balance, if any, in the General Partner's capital account in the Partnership at the time of the allocation.

        The Limited Partners have certain priorities in the allocation of cash distributions by the Partnership. Out of each distribution of net cash,the Limited Partners generally have certain preferential rights to receive payments that, together with all previous payments to them, would provide an overall 9% per annum (cumulative non-compounded) return (a "9% Preferential Return") on their investment in the Partnership. Any distributions not equaling this 9% Preferential Return in any quarter are

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)     Organization and Operations (Cont'd.)

        to be made up in subsequent periods if and to the extent distributable cash is available.

        Distributable cash from operations is paid out each quarter in the following manner: 99% to the Limited Partners and 1% to the General
        Partner.   These payments are made each quarter to the extent that
        there is sufficient distributable cash available.

        The Partnership began renovation of The Cornerstone, located in Tempe, Arizona in August 1995 and they were completed during the third quarter of 1996. The cost of those capital improvements which include exterior facade modifications, hardscape and softscape changes and signage upgrades, was approximately $1,527,000, plus an anticipated $1,976,000 (per appraisal) for tenant improvements and leasing commissions that will be incurred in 1997. To pay for a portion of these improvements and commissions the Partnership suspended distributions to its Limited Partners for the fourth quarter of 1995 and the first two quarters of 1996. Regular distributions resumed in the third quarter of 1996.

        Sale or financing proceeds are to be distributed, to the extent available, as follows: (i) to the Limited Partners until all cash distributions to them amount to a 9% Preferential Return on their investment cumulatively from the date of their admission to the Partnership; (ii) then to the Limited Partners in an amount equal to their investment; and (iii) the remainder, if any, 99% to Limited Partners and 1% to the General Partner. The unpaid 9% Preferential Return to the Limited Partners' aggregates $69,874,000 as of December 31, 1996.

        Income or loss for financial statement purposes is allocated 99% to the Limited Partners and 1% to the General Partner.

        The amendment modified the Partnership Agreement so as to restrict the Partnership from entering into a future "Reorganization Transaction" (as defined in the amendment) sponsored by the General Partner or any of its affiliates unless such transaction is approved by a "supermajority" of at least 80% in interest of the Limited Partners and the General Partner. The amendment also prohibits the modification of this restriction on Reorganization Transactions without the approval of at least 80% in interest of the Limited Partners.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)     Organization and Operations (Cont'd.)

        The General Partner recently mailed a consent solicitation (the "Consent Solicitation") dated February 18, 1997 to the Limited Partners, pursuant to which the Limited Partners consented to dissolve the Partnership and seek to sell and liquidate the remaining Partnership properties and wind up the Partnership as soon as practicable, consistent with selling the Partnership's properties to best advantage under the circumstances.

        As of December 31, 1995 the General Partner decided to treat its properties as held for sale, instead of for investment, for financial statement purposes. Since adoption of the 1993 amendment, the General Partner has considered several preliminary indications of interest from third parties to acquire some or all of the Partnership's properties. Apart from the sale of Arlington Executive Plaza, these transactions never materialized, primarily because the General Partner rejected as too low the valuations of the Partnership's remaining properties as proposed by the potential purchasers. The Partnership's properties were held for sale throughout 1996 and continue to be held for sale.

        In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (see Note 2), the carrying value of these properties was evaluated to ensure that each property is carried on the Partnership's balance sheets at the lower of cost or fair value less selling costs. The General Partner estimated fair value for this purpose based on appraisals performed as of January 1, 1997 at December 31, 1996 and as of January 1, 1996 at December 31, 1995.

        The January 1, 1997 appraisals assume that the properties will be sold within approximately two years and that the sales will take place on a property by property basis between willing buyers and willing sellers. Among the strategies the General Partner will consider to accomplish the dissolution is a sale of the Partnerships' portfolio in a single transaction, or a sale of some or all of the Partnership's properties in a "package" with properties of affiliated partnerships. If the properties were sold in a "package" such sale would most likely result in a lower aggregate sales price, but more rapid distribution of dissolution proceeds to the Limited Partners, as compared to a series of individual sale transactions. Furthermore, fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially from appraised values.

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

        Further, assets held for sale, including any unrecoverable accrued rent receivable or capitalized leasing commissions, should be carried at the lower of carrying value or fair value less estimated selling costs.
        Any adjustment to carrying value is recorded as a valuation allowance against property held for sale. Each reporting period, the General Partner will review their estimates of fair value, which may be decreased or increased up to the original carrying value. Finally, assets held for sale are no longer depreciated. The General Partner adopted FAS 121 at December 31, 1995 and the adoption did not have a material impact on the Partnership's operations or financial position as prior to December 31, 1995, the Partnership had not had any properties held for sale.

        As noted above, as of December 31, 1995 the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment. Assuming a 12 month holding period, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets was greater than its appraised value, less selling costs, the General Partner reduced the carrying value of the property by the difference.
        Using this methodology, the General Partner determined that The Cornerstone, Ladera I Shopping Center, Terracentre,
        Arlington Executive Plaza, and Washington Technical Center had carrying values greater than they had appraised values, and therefore reduced their carrying values by $1,600,000, $560,000, $590,000, 1,250,000, and 770,000 to $9,032,000,
        $6,234,000, $2,397,000, $2,740,000, and $2,612,000,
        respectively.

        Utilizing the same methodology, assuming a 12 month holding period, for the year ended December 31, 1996, the General Partner determined that The Cornerstone, Ladera-I Shopping Center and Oakpointe had carrying values greater than their respective appraised values. As a result, the carrying values were adjusted by $1,683,000, $398,000, and $253,000 to $8,960,000, $5,900,000, and $7,700,000, respectively. In addition, during 1996, the carrying value of Terracentre and Washington Technical Center were increased by $190,000 and $246,000 to their estimated fair values less selling costs $2,900,000 and $3,020,000, respectively.

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

        At December 31, 1994, after evaluation of the Cornerstone Shopping Center Terracentre, and Oakpointe, the General Partner estimated a $5,500,000 impairment of value as compared to their respective carrying values.

        Cash and Cash Equivalents

        The Partnership invests its excess cash balances in short-term investments (cash equivalents). These investments are stated at cost, which approximates market, and consist of money market, certificates of deposit and other non-equity-type cash investments. Cash equivalents at December 31, 1996 and 1995, totaled $711,000 and $301,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value.

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

        Income Taxes (Cont'd)

        Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") and for federal income tax reporting purposes at December 31:

                                       1996                                          1995

                        GAAP Basis            Tax Basis             GAAP Basis            Tax Basis
                        -----------           -----------           -----------           -----------
                                              (Unaudited)                                 (Unaudited)
 Total Assets           $36,482,000           $48,615,000           $38,493,000           $55,330,000

 Total Liabilities      $ 3,869,000           $ 3,869,000           $ 4,269,000           $ 4,269,000


        Following are the differences between Financial Statement and tax return income:


                                                         1996                 1995                  1994
                                                        --------          ----------             -----------
 Net income (loss) per Financial Statements
                                                        $400,000          $(4,972,000)           $(5,591,000)

 Adjustment to carrying value of real
 estate                                                1,936,000            4,770,000              5,500,000

 Depreciation differences on investments in
 real estate                                          (3,046,000)          (1,157,000)              (888,000)

 Loss on sale of property in excess of book
 value                                                (2,919,000)                   -                      -

 Other                                                   (63,000)              85,000               (196,000)
                                                     -----------          -----------            -----------
 Taxable income (loss) per Federal tax
 return (unaudited)                                  $(3,692,000)         $(1,274,000)           $(1,175,000)
                                                     ===========          ===========            ===========




                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)     Summary of Significant Accounting Policies (Cont'd.)

        Significant Tenants

        Rental income from Certified Warehouse and Transfer Company, Inc., totaled $1,007,000 in 1996, $984,000 in 1995, and $984,000 in 1994, or
        approximately 16%, 17% and 16%, respectively, of the Partnership's total rental income. Rental income from FISERV, Inc. (formerly d.b.a. Citicorp CIR, Inc.) totaled $887,000 in 1996, $880,000 in 1995 and $886,000 in 1994, or approximately 14%, 15% and 14%, respectively, of the Partnership's total rental income.

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

(3)     Transactions with Affiliates

        The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1996, 1995 and 1994, the Partnership was charged with approximately $178,000, $226,000 and $191,000, respectively, of such expenses.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)     Transactions with Affiliates (Cont'd.)

        An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 3% of the gross receipts from the properties under management. Such fees amounted to approximately $178,000 in 1996, $161,000 in 1995 and $167,000 in 1994. In addition, the affiliate of the General Partner received $367,000 in 1996, $321,000 in 1995 and $303,000 in 1994, as reimbursement of costs for on-site property management personnel and other reimbursable costs.

        The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the year ended December 31, 1996, 1995 and 1994, amounted to $301,000, $304,000 and $353,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of any lease of such space including renewal options. Fees for leasing services for the year ended December 31, 1996, 1995 and 1994, amounted to $21,000, $58,000 and $24,000, respectively.

(4)     Gain on Disposition of Assets

        On November 21, 1996, the Partnership sold Arlington Executive Plaza, an office complex composed of seven identical 10,428 square foot buildings located on 7.2 acres of land in Arlington Heights, Illinois to an unaffiliated third party. The gross sales price was $3,050,000 ($2,929,000 net of commissions and escrow fees) and the net proceeds of the sale, after all prorations and credits to the buyer, amounted to approximately $2,699,000. In December 1995, the General Partner had adjusted the carrying value of the property in accordance with the guidelines of FAS 121, which resulted in a write-down of $1,250,000 and an adjusted carrying value of $2,740,000. The resulting gain on sale, after taking into consideration all costs of disposition, amounted to $164,000 as reflected in the Statement of Operations. The General Partner was not paid a commission or disposition fee as part of this transaction.

(5)     Commitments and Contingencies

        Litigation

        The Partnership is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business. It is

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(5)     Commitments and Contingencies (Cont'd.)

        Litigation (Cont'd.)

        the General Partner's belief, that the outcome of these proceedings will not be material to the business, financial condition, or results of operations of the Partnership. See note 9 for subsequent events.

        Future Minimum Annual Rentals

        The Partnership has determined that all leases which had been executed as of December 31, 1996, are properly classified as operating leases for financial reporting purposes. Future minimum annual rental income to be received under such leases as of December 31, 1996, are as follows:

                    Year Ending December 31,
                    ------------------------
                           1997                              $ 4,519,000
                           1998                                3,473,000
                           1999                                3,122,000
                           2000                                2,163,000
                           2001                                1,218,000
                           Thereafter                          5,390,000
                                                             -----------
                                                             $19,885,000
                                                             ===========

        Certain of these leases also provide for, among other things: tenant reimbursements to the Partnership of certain operating expenses; payments of additional rents in amounts equal to a set percentage of the tenant's annual revenue in excess of specified levels; and escalations in annual rents based upon the Consumer Price Index.

(6)     Secured Loan Agreements

        In September 1987, the Partnership borrowed $4,000,000 pursuant to a loan agreement secured by a First Deed of Trust on the Certified Distribution Center in Salt Lake City, Utah. That loan matured on October 1, 1990, however, the General Partner obtained a loan extension that was to mature December 1, 1993. On July 30, 1993, the Partnership obtained a new loan secured by a First Deed of Trust on the Certified Distribution Center in Salt Lake City, Utah. The new loan, in the amount of $3,500,000, carries a fixed interest rate of 9% per annum over a 13-year fully amortizing term. The Partnership's first payment of $38,000 was paid on September 1, 1993, with monthly installments due thereafter. Future principal payments to the lender under the loan as of December 31, 1996, are as follows:

                    Year Ending December 31,
                    ------------------------
                           1997                               $  202,000
                           1998                                  221,000
                           1999                                  242,000
                           2000                                  264,000
                           2001                                  289,000
                           Thereafter                          1,714,000
                                                              ----------
                                                              $2,932,000
                                                              ==========


                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(6)     Secured Loan Agreements (Cont'd.)

        The General Partner believes the fair value of this secured loan approximates the carrying value, based on the interest rate charged for the loan.

        In March 1996, the Partnership entered into a loan agreement pursuant to which it may borrow up to $1,500,000, evidenced by a note secured by a first deed of trust and financing statement on the Ladera I Shopping Center in Albuquerque, New Mexico. Pursuant to the note and loan agreement, the Partnership borrowed $700,000 in March 1996. The Partnership made interest only payments at the rate of 1% over prime (the loan rate was 9.25%) through November 1996, when the entire balance was paid off utilizing a portion of the proceeds from the sale of Arlington Executive Plaza. The net proceeds of the foregoing loan were used to fund a portion of the renovation and tenant improvements at The Cornerstone and tenant improvements at Oakpointe.

(7)     Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of the following:

                                                                DECEMBER 31,
                                                         ------------------------------
                                                            1996               1995
                                                         ---------        -------------
        Real estate taxes                                $ 498,000         $  799,000
        Accounts payable and other                         439,000            354,000
                                                          --------         ----------

                                                         $ 937,000         $1,153,000
                                                         =========         ==========


(8)     Allowance for Doubtful Accounts

                                                           1996               1995               1994
                                                         --------            --------          --------
        Balance at beginning of year                     $ 63,000            $      -          $ 19,000
        Additions charged to expense                       21,000              63,000             4,000
        Write-offs                                        (38,000)                  -           (23,000)
                                                         --------            --------          --------

        Balance at end of year                           $ 46,000            $ 63,000          $      -
                                                         ========            ========          ========

(9)     Subsequent Events

        On February 28, 1997, the Partnership made an aggregate cash distribution of $253,000 to its Limited Partners.

        On March 14, 1997 a majority in interest of the Limited Partners approved the proposal to dissolve the Partnership and sell and liquidate all of its remaining properties pursuant to the Consent Solicitation dated February 18, 1997.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS (Cont'd.)

9)      Subsequent Events (Cont'd.)

        On March 25, 1997, a limited partner named Bigelow/Diversified Secondary Partnership Fund 1990 filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging breach of fiduciary duty and breach of contract and seeking to enjoin the Consent Solicitation.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)


      Col. A          Col. B                Col. C                       Col. D                              Col. E

                                         Initial Cost               Costs Capitalized                Gross Amount at Which
                                        to Partnership                 Subsequent                  Carried at Close of Period
                                             (c)                   to the Acquisition                         (b)
  -----------     ------------      ---------------------     -------------------------       -----------------------------------
  Description     Encumbrances      Land      Buildings       Improvements     Carrying       Land      Buildings and      Total
      (a)                                        and                            Costs                   Improvements        (e)
                                             Improvements                      (c), (b)
  -----------     ------------      -----    ------------     -------------    --------       -----     --------------    -------
  Washington            $    -     $   865        $ 3,252           $ 1,180     $   (609)      $  859          $ 3,830    $ 4,689
  Technical
  Center,
  Phase I
  Renton, WA

  Certified               2,932      1,160           8,751                -            -        1,160            8,751      9,911
  Distribution
  Center
  Salt Lake
  City, UT

  Ladera                      -      2,107           6,971              330          (968)      2,097            6,343      8,440
  Shopping
  Center,
  Phase I
  Albuquerque,
  NM

  The                         -      4,620          14,115            3,458        (7,483)      3,597           11,112     14,709
  Cornerstone
  Tempe, AZ

  Terracentre                 -      1,458          19,939            2,292       (14,600)        491            8,598      9,089
  Denver, CO

  Oakpointe                   -      1,249           8,852            2,975        (1,365)      1,119           10,592     11,711
  Arlington
  Heights, IL
                         ------    -------         -------          -------      --------      ------          -------    -------
  TOTAL                  $2,932    $11,459         $61,880          $10,235      $(25,025)     $9,323          $49,226    $58,549
                         ======    =======         =======          =======      ========      ======          =======    =======


     Col. A             Col. F         Col. H        Col. I
   -----------        ------------    --------     -----------
   Description        Accumulated       Date       Depreciable
       (a)            Depreciation    Acquired        Life
                          (e)                          (f)
   -----------        ------------    --------     -----------
  Washington              $ 1,735     12/19/84      30 years
  Technical
  Center,
  Phase I
  Renton, WA

  Certified                 3,135     04/02/85      30 years
  Distribution
  Center
  Salt Lake
  City, UT

  Ladera                    2,586     05/10/85       30 years
  Shopping
  Center,
  Phase I
  Albuquerque,
  NM

  The                       5,833     07/19/85       30 years
  Cornerstone
  Tempe, AZ

  Terracentre               6,289     09/06/85       30 years
  Denver, CO

  Oakpointe                 4,389     09/18/85       30 years
  Arlington
  Heights, IL
                          -------
  TOTAL                   $23,967
                          =======

NOTE:  Column G is not applicable.

See notes to schedule on following page.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO SCHEDULE III

(a)     For a description of the properties, see "Item 2.  Properties."

(b) For the year ended December 31, 1996, the General Partner determined that the carrying values of The Cornerstone, Ladera-I Shopping Center and Oakpointe were in excess of their respective appraised values. As a result, their carrying values were adjusted by $1,683,000, $398,000, and $253,000 to $8,960,000, $5,900,000, and $7,700,000, respectively.
        In addition, during 1996, the carrying values of Terracentre and Washington Technical Center were increased by $190,000 and $246,000 to their estimated fair values less selling costs of $2,900,000 and $3,020,000, respectively.

        At December 31, 1995, the General Partner determined that The Cornerstone, Ladera-I Shopping Center, Terracentre, Arlington Executive Plaza and Washington Technical Center had carrying values greater than they had appraised values less selling costs, and therefore provided a valuation allowance of $4,770,000 against property held for sale.

        At December 31, 1994, after evaluation of The Cornerstone, Terracentre, and Oakpointe, the General Partner estimated a $5,500,000 impairment of value as compared to their respective carrying values.

        The aggregate cost of land, buildings and improvements for Federal income tax purposes (unaudited) was $84,454,000 as of December 31, 1996. The difference between the aggregate cost of land, buildings and improvements for tax reporting purposes as compared to financial reporting purposes is primarily attributable to: (1) amounts received under rental agreements for non-occupied space, which were recorded as income for tax reporting purposes but were recorded as a reduction of the corresponding property basis for financial reporting purposes, and
        (2) the adjustments to the carrying value of the real estate for financial statement purposes have no effect for tax reporting purposes.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO SCHEDULE III (Cont'd.)

(e)                     RECONCILIATION OF REAL ESTATE

                                                                          DECEMBER 31,
                                                       ----------------------------------------------------
                                                          1996                1995                1994
                                                       -----------         ------------         -----------
      Balance at beginning of year                     $64,285,000         $ 67,867,000         $72,657,000
        Additions during the year:
         Improvements                                    2,287,000            1,188,000             710,000
        Reductions during the year:
         Disposition of Assets                          (6,087,000)                   -                   -
         Adjustment to the carrying
         value of real estate                           (1,936,000)          (4,770,000)         (5,500,000)
                                                       -----------         ------------         -----------

      Balance at end of year                           $58,549,000         $ 64,285,000         $67,867,000
                                                       ===========         ============         ===========

                   RECONCILIATION OF ACCUMULATED DEPRECIATION

                                                                          DECEMBER 31,
                                                       ----------------------------------------------------
                                                          1996                1995                1994
                                                       -----------         ------------         -----------
        Balance at beginning of year                    $27,289,000         $25,396,000        $23,258,000
         Disposition of assets                           (3,322,000)                  -                  -
         Depreciation expense                                     -           1,893,000          2,138,000
                                                        -----------         -----------        -----------

        Balance at end of year                          $23,967,000         $27,289,000        $25,396,000
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
                         Building improvements                   3 to 30


        Due to the adoption of FAS 121 on December 31, 1995, properties held for sale were not depreciated in 1996.

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

                 Richard G. Wollack, Chairman of the Board
                 Brent R. Donaldson, President
                 Deborah M. Richard, Chief Financial Officer

The general partner of Birtcher Partners is Birtcher Investments, a California general partnership. Birtcher Investments' general partner is Birtcher Limited, a California limited partnership and its general partner is BREICORP, a California corporation. The principals and relevant officers of BREICORP are as follows:

                 Ronald E. Birtcher, Co-Chairman of the Board
                 Arthur B. Birtcher, Co-Chairman of the Board
                 Robert M. Anderson, Executive Director

Item 11.         EXECUTIVE COMPENSATION

The following table sets forth the fees, compensation and other expense reimbursements paid to the General Partner and its affiliates in all capacities for each year in the three-year period ended December 31, 1996.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 11.         EXECUTIVE COMPENSATION (Cont'd.)

                                                                   YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------
                                                           1996               1995                1994
                                                        ----------         ----------         ----------
General Partner's 1% share of
  distributable cash                                    $    5,000         $    8,000         $   15,000
Asset management fees                                      301,000            304,000            353,000
Property management fees                                   178,000            161,000            167,000
Leasing fees                                                21,000             58,000             24,000
Property management expense
  reimbursements                                           367,000            321,000            303,000
Other expense reimbursements                               178,000            226,000            191,000
                                                        ----------         ----------         ----------

TOTAL                                                   $1,050,000         $1,078,000         $1,053,000
                                                        ==========         ==========         ==========



Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 31, 1997, there was no entity or individual holding more than 5% of the limited partnership interests of the Registrant.


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

                 (27)    Financial Data Schedule

b)      Reports on Form 8-K:

        Report filed on November 29, 1996 regarding the sale of Arlington Executive Plaza. See Item 8, Note 4 to the Financial Statements herein incorporated by reference.

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

By:      DAMSON/BIRTCHER PARTNERS         By:   BIRTCHER PARTNERS,
         (General Partner)                            a California general partnership

                                                      By:   BIRTCHER INVESTMENTS,
                                                            a California general partnership,
                                                            General Partner of Birtcher Partners

                                                            By:   BIRTCHER LIMITED,
                                                                  a California limited partnership,
                                                                  General Partner of Birtcher
                                                                  Investments

                                                                  By:  BREICORP,
                                                                       a California corporation,
                                                                       formerly known as Birtcher
                                                                       Real Estate Inc., General
                                                                       Partner of Birtcher Limited

Date:    March 30, 1997                                                By:   /s/Robert M. Anderson
                                                                             ------------------------
                                                                             Robert M. Anderson
                                                                             Executive Director
                                                                             BREICORP

                                                By:   LF Special Fund II, L.P.,
                                                      a California limited partnership

                                                      By:   Liquidity Fund Asset Management, Inc.,
                                                            a California corporation, General Partner of LF Special Fund II, L.P.

Date:    March 30, 1997                                     By:   /s/ Brent R. Donaldson
                                                                  -----------------------------
                                                                  Brent R. Donaldson
                                                                  President
                                                                  Liquidity Fund Asset Management,
                                                                  Inc.

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

      Signature                                  Capacity                                 Date
      ---------                                  --------                                 ----
/s/ Arthur B. Birtcher                    Co-Chairman of the Board -                 March 30, 1997
----------------------                    BREICORP
Arthur B. Birtcher

/s/ Ronald E. Birtcher                    Co-Chairman of the Board -                 March 30, 1997
----------------------                    BREICORP
Ronald E. Birtcher

/s/ Richard G. Wollack                    Chairman of Liquidity Fund                 March 30, 1997
----------------------                    Asset Management, Inc.
Richard G. Wollack


