Form 10-Q
period 1997-06-30
DAMSON BIRTCHER REALTY INCOME FUND I
filed 1997-08-14
CIK 745932

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended      June 30, 1997
                   -------------------

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


                            Yes  [X]    No [ ]

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997
                    -----------------------------------------


                                      INDEX
                                      -----

                                                                                  Page
                                                                                  ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statement of Net Assets in Liquidation -
          June 30, 1997 (Unaudited).............................................   3

          Statement of Changes of Net Assets in Liquidation -
          Three Months Ended June 30, 1997 (Unaudited)..........................   4

          Balance Sheet -
          December 31, 1996.....................................................   5

          Statements of Operations (Unaudited) -
          Three Months Ended March 31, 1997 and Three and Six Months
          Ended June 30, 1996...................................................   6

          Statement of Cash Flows (Unaudited) -
          Six Months Ended June 30, 1996........................................   7

          Notes to Financial Statements (Unaudited).............................   8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.........................  12


PART II.  OTHER INFORMATION.....................................................  15

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


ITEM 1.           FINANCIAL STATEMENTS
                  --------------------

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                  JUNE 30, 1997
                                   (UNAUDITED)
                     --------------------------------------


ASSETS (Liquidation Basis):
---------------------------
Properties held for sale                                             $35,579,000

Cash and cash equivalents                                                729,000
Accounts receivable                                                      124,000
Other assets                                                             110,000
                                                                     -----------
    Total Assets                                                      36,542,000
                                                                     -----------
LIABILITIES (Liquidation Basis):
-------------------------------

Accounts payable and accrued liabilities                                 920,000
Secured loan payable                                                   2,833,000
Accrued expenses for liquidation                                         708,000
                                                                     -----------
    Total Liabilities                                                  4,461,000
                                                                     -----------
Net Assets in Liquidation                                            $32,081,000
                                                                     ===========






















   The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
               FOR THE PERIOD FROM APRIL 1, 1997 TO JUNE 30, 1997
                                   (UNAUDITED)
               --------------------------------------------------


Net assets in liquidation at March 31, 1997                        $ 32,002,000

Increase (decrease) during period:
    Operating activities:
           Property operating income, net                               796,000
           Interest income                                                9,000
           General and administrative expenses                         (357,000)
           Interest expense on mortgage payable                         (64,000)
           Leasing commissions                                          (49,000)
                                                                   ------------
                                                                        335,000
                                                                   ------------
    Liquidating activities:
           Distribution to partners                                    (256,000)
                                                                   ------------
                                                                       (256,000)

Net increase in assets in liquidation                                    79,000
                                                                   ------------
Net assets in liquidation at June 30, 1997                         $ 32,081,000
                                                                   ============






















   The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                                  BALANCE SHEET
                                DECEMBER 31, 1996
                      ------------------------------------




ASSETS
------
Properties held for sale (net of valuation                         $ 34,582,000
    allowance of $5,418,000)

Cash and cash equivalents                                               711,000
Accounts receivable (net of allowance for
    doubtful accounts of $46,000)                                        80,000
Accrued rent receivable                                                 439,000
Prepaid expenses and other assets                                       670,000
                                                                   ------------
                                                                   $ 36,482,000
                                                                   ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Accounts payable and accrued liabilities                           $    937,000
Secured loan payable                                                  2,932,000
                                                                   ------------
    Total liabilities                                                 3,869,000
                                                                   ------------
Partners' capital (deficit):
    Limited Partners                                                 33,104,000
    General Partner                                                    (491,000)
                                                                   ------------
                                                                     32,613,000
Commitments and contingencies
                                                                   ------------
                                                                   $36,482,000
                                                                   ============













Note: The balance sheet at December 31, 1996 has been prepared from the audited financial statements as of that date.


   The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                  Three Months     Three Months     Six Months
                                     Ended             Ended           Ended
                                 March 31, 1997    June 30, 1996   June 30, 1996
                                 --------------    -------------   -------------
REVENUES

Rental income                     $ 1,479,000       $ 1,597,000     $ 3,146,000
Interest income                        10,000             2,000           3,000
                                  -----------       -----------     -----------
    Total revenues                  1,489,000         1,599,000       3,149,000
                                  -----------       -----------     -----------
EXPENSES

Operating expenses                    377,000           452,000         889,000
Real estate taxes                     201,000            88,000         338,000
Amortization                           70,000            44,000          84,000
General and administrative            369,000           244,000         478,000
Interest                               66,000            86,000         156,000
Adjustment to carrying value of
    real estate                             -           386,000       1,535,000
                                  -----------       -----------     -----------
    Total expenses                  1,083,000         1,300,000       3,480,000
                                  -----------       -----------     -----------
NET INCOME (LOSS)                 $   406,000       $   299,000     $  (331,000)
                                  ===========       ===========     ===========
NET INCOME (LOSS) ALLOCABLE TO:

    General Partner               $     4,000       $     3,000     $    (3,000)
                                  ===========       ===========     ===========
    Limited Partners              $   402,000       $   296,000     $  (328,000)
                                  ===========       ===========     ===========

















   The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                    Six Months
                                                                       Ended
                                                                   June 30, 1996
                                                                   -------------
Cash flows from operating activities:
    Net loss                                                        $  (331,000)
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
    Amortization                                                         84,000
Adjustment to carrying value of real estate                           1,535,000
Changes in:
    Accounts receivable                                                   5,000
    Prepaid expenses and other assets                                   (85,000)
    Accrued rent receivable                                             (40,000)
    Accounts payable and accrued liabilities                           (252,000)
                                                                    -----------
Net cash used in operating activities                                  (916,000)

Cash flows from investing activities:
    Investments in real estate                                       (1,572,000)
                                                                    -----------
Net cash used in investing activities                                (1,572,000)

Cash flows from financing activities:
    Proceeds from secured loan payable                                  700,000
    Secured loan payable                                                (90,000)
    Distributions                                                             -
                                                                    -----------
Net cash provided by financing activities                               610,000

Net decrease in cash and cash equivalents                               (46,000)

Cash and cash equivalents, beginning of period                          301,000
                                                                    -----------
Cash and cash equivalents, end of period                            $   255,000
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

      The Partnership adopted the liquidation basis of accounting on March 31, 1997. Comparison of results to prior years, therefore, is not practical. The Statement of Net Assets in Liquidation and Statement of Changes of Net Assets in Liquidation reflect the Partnership in the process of liquidation. Prior financial statements reflect the Partnership as a going concern.

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

      Carrying Value of Real Estate (Prior to adoption of Liquidation Basis of Accounting)

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of," ("FAS 121"). This Statement requires that if the General Partner believes factors are present that may indicate long-lived assets are impaired, the undiscounted cash flows, before debt service, related to the assets should be estimated. If these estimated cash flows are less than the carrying value of the asset, then impairment is deemed to exist. If impairment exists, the asset should be written down to the estimated fair value.

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

      Utilizing the same methodology, assuming a 12 month holding period, for the year ended December 31, 1996, the General Partner determined that The Cornerstone, Ladera-I Shopping Center and Oakpointe had carrying values greater than their respective appraised values. As a result, the carrying values were adjusted by $1,683,000, $398,000, and $253,000 to $8,960,000,
      $5,900,000, and $7,700,000, respectively. In addition, during 1996, the carrying values of Terracentre and Washington Technical Center were increased by $190,000 and

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENT - UNAUDITED (Cont'd.)

(1)   Accounting Policies (Cont'd.)

      Carrying Value of Real Estate (Prior to adoption of Liquidation Basis of Accounting) (Cont'd.)

      $246,000 to their estimated fair values less selling costs of $2,900,000 and $3,020,000, respectively.

(2)   Transactions with Affiliates

      The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended June 30, 1997 and 1996, the Partnership incurred approximately $45,000 and $51,000, respectively, of such expenses. For the six months there ended, such costs were $79,000 and $98,000, respectively.

      An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 3% of the gross receipts from the properties under management. Such fees amounted to approximately $40,000 and $45,000 for the three months ended June 30, 1997 and 1996, respectively. For the six months there ended, such fees were $81,000 and $89,000, respectively. In addition, an affiliate of the General Partner received $78,000 and $106,000 for the three months ended June 30, 1997 and 1996, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs. For the six months there ended, such costs were $157,000 and $195,000, respectively.

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

      The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .65% for 1997 and .75% for 1996 of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended June 30, 1997 and 1996, amounted to $61,000 and $76,000, respectively. For the six months there ended, such fees were $122,000 and $151,000, respectively.

      In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended June 30, 1997 and 1996, amounted to $9,000 and $3,000, respectively. For the six months there ended, such fees were $9,000 and $8,000, respectively.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENT - UNAUDITED (Cont'd.)

(3)   Commitments and Contingencies

      Litigation

      The Partnership is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business. It is the General Partner's belief that the outcome of these proceedings will not be material to the business or financial condition of the Partnership.

(4)   Accrued Expenses for Liquidation

      Accrued expenses for liquidation as of June 30, 1997, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, professional services, the general partner's liability insurance and the pre-payment penalty and remaining unamortized loan fees associated with the anticipated early retirement of the mortgage loan secured by the Certified Warehouse property. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Liquidity and Capital Resources

      Since the completion of its acquisition program in September 1985, the Partnership has been primarily engaged in the operation of its properties. The Partnership's original objective had been to hold its properties as long-term investments. However, an Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993 which constituted at least one half of the aggregate appraised values of all Partnership properties as of that date were not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, as of December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment. In a Consent Solicitation dated February 18, 1997, the Partnership solicited and received the consent of the Limited Partners on March 14, 1997 to dissolve the Partnership and sell and liquidate all of its remaining properties as soon as practicable, consistent with selling the Partnership's properties to the best advantage under the circumstances. The Partnership's properties were held for sale throughout 1996 and continue to be held for sale.

      Regular distributions through June 30, 1997 represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital reserve requirements. In December 1996, the Partnership made a special distribution of $1,500,000, representing a portion of net proceeds from the sale of Arlington Executive Plaza. Future cash distributions will be made principally to the extent of cash flow attributable to operations and sales of the Partnership's properties and interest earned on the investment of capital reserves, after loan repayments, payment for capital improvements to the Partnership's properties and providing for capital reserves.

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

      In March 1996, the Partnership entered into a loan agreement pursuant to which it could borrow up to $1,500,000 (similar to a credit line arrangement), evidenced by a note secured by a first deed of trust and financing statement on the Ladera I Shopping Center in Albuquerque, New Mexico. Pursuant to the note and loan agreement, the Partnership borrowed $700,000 in March 1996. The

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

      Liquidity and Capital Resources (Cont'd.)

      Partnership made interest only payments at the rate of 1% over prime (the loan rate was 9.25%) through November 1996, when the entire balance was paid off utilizing a portion of the proceeds from the sale of Arlington Executive Plaza.

      The net proceeds of the foregoing loan were used to fund a portion of the renovation and tenant improvements at The Cornerstone and tenant improvements at Oakpointe. The Partnership has the abilitiy to borrow against this credit facilty (up to $1,500,000) through March 3 1999, should its cash requirements necessitate.

      Results of Operations for the Three Months Ended June 30, 1997

      Because the Partnership adopted the liquidation basis of accounting on March 31, 1997, a comparison of the results of operations is not practical. As the Partnership's assets (properties) are sold, the results of operations will be generated from a smaller asset base, and are therefore not comparable. The Partnership's operating results have been reflected on the Statement of Changes of Net Assets in Liquidation since March 31, 1997 (the date of adoption of the liquidation basis of accounting).

      For the three months ended June 30, 1997, the Partnership generated $796,000 of net operating income from operations of its properties. The decrease in net operating income for the three months ended June 30, 1997 when compared to the same period in 1996 is primarily the result of the following: 1)the sale of Arlington Executive Plaza in November 1996 ($113,000); 2) a tax adjustment that reduced property taxes in 1996 as a result of a tax appeal at Oakpointe ($71,000); and, 3) a decrease in rental income at The Cornerstone ($70,000) that resulted from lower occupancy in 1997.

      Interest income resulted from the temporary investment of Partnership working capital. For the three months ended June 30, 1997, interest income was approximately $9,000.

      General and administrative expenses for the three months ended June 30, 1997, include charges of $114,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three months ended June 30, 1997, are direct charges of $243,000, relating to audit fees, tax preparation fees, legal fees and professional services, liability insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

      Accrued expenses for liquidation, as reflected in the Statement of Net Assets in Liquidation as of June 30, 1997, are not included in results of operations for the three month period ended March 31, 1997. The liquidation basis of accounting was adopted on March 31, 1997, therefore, it was not appropriate to include such adjustments in the results of operations for prior periods.

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

      On March 25, 1997, a limited partner named Bigelow/Diversified Secondary Partnership Fund 1990 filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging breach of fiduciary duty and breach of contract and seeking to enjoin the Consent Solicitation dated February 18, 1997. On April 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. On June 10, 1997, the court dismissed the plaintiff's complaint on the basis of lack of personal jurisdiction and forum non conveniens.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits:

          27 - Financial Data Schedule

     b)   Reports on Form 8-K:

          None filed in quarter ended June 30, 1997.

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


By:  DAMSON/BIRTCHER PARTNERS                 By:   BIRTCHER PARTNERS,
     (General Partner)                              a California general partnership

                                                    By:    BIRTCHER INVESTMENTS,
                                                           a California general partnership,
                                                           General Partner of Birtcher Partners

                                                           By:   BIRTCHER LIMITED,
                                                                 a California limited partnership,
                                                                 General Partner of Birtcher Investments

                                                                 By:    BREICORP,
                                                                        a California corporation,
                                                                        formerly known as Birtcher
                                                                        Real Estate Inc., General
                                                                        Partner of Birtcher Limited

Date:    August 12, 1997                                                By:   /s/ ROBERT M. ANDERSON
                                                                              --------------------------
                                                                              Robert M. Anderson
                                                                              Executive Director
                                                                              BREICORP

                                              By:   LF Special Fund II, L.P.,
                                                    a California limited partnership

                                                    By:    Liquidity Fund Asset Management, Inc.,
                                                           a California corporation, General
                                                           Partner of LF Special Fund II, L.P.

Date:    August 12, 1997                                   By:   /s/ BRENT R. DONALDSON
                                                                 -------------------------------------
                                                                 Brent R. Donaldson
                                                                 President
                                                                 Liquidity Fund Asset Management, Inc.