Form 10-Q
period 1997-09-30
DAMSON BIRTCHER REALTY INCOME FUND I
filed 1997-11-13
CIK 745932

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   ------------------------------------------

For Quarter Ended September 30, 1997
                  --------------------------------------------------------------


Commission file number 0-13563
                       ---------------------------------------------------------


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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

                  ---------------------------------------------

                                      INDEX


                                                                                    Page
                                                                                    ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Statement of Net Assets in Liquidation --
                  September 30, 1997 (Unaudited).................................... 3

                  Statement of Changes of Net Assets in Liquidation --
                  Three Months Ended September 30, 1997 (Unaudited)................. 4

                  Balance Sheet -
                  December 31, 1996................................................. 5

                  Statements of Operations (Unaudited) --
                  Three Months Ended March 31, 1997 and Three and Nine Months
                  Ended September 30, 1996.......................................... 6

                  Statement of Cash Flows (Unaudited) --
                  Nine Months Ended September 30, 1996.............................. 7

                  Notes to Financial Statements (Unaudited)......................... 8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.....................12

PART II.          OTHER INFORMATION.................................................15

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                     STATEMENT OF NET ASSETS IN LIQUIDATION
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)
                     --------------------------------------


ASSETS (Liquidation Basis):
---------------------------

Properties held for sale                                          $35,798,000

Cash and cash equivalents                                             486,000
Accounts receivable                                                   258,000
Other assets                                                          199,000
                                                                  -----------

    Total Assets                                                   36,741,000
                                                                  -----------
LIABILITIES (Liquidation Basis):
--------------------------------

Accounts payable and accrued liabilities                              987,000
Secured loan payable                                                2,782,000
Accrued expenses for liquidation                                      708,000
                                                                  -----------

    Total Liabilities                                               4,477,000
                                                                  -----------
Net Assets in Liquidation                                         $32,264,000
                                                                  ===========


   The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
             FOR THE PERIOD FROM JULY 1, 1997 TO SEPTEMBER 30, 1997
                                   (UNAUDITED)
             ------------------------------------------------------


Net assets in liquidation at June 30, 1997                         $32,081,000

Increase (decrease) during period:
    Operating activities:
           Property operating income, net                              859,000
           Interest income                                               8,000
           General and administrative expenses                        (304,000)
           Interest expense on mortgage payable                        (63,000)
           Leasing commissions                                         (61,000)
                                                                   -----------
                                                                       439,000
                                                                   -----------

    Liquidating activities:
           Distribution to partners                                   (256,000)
                                                                   -----------
                                                                      (256,000)

Net increase in assets in liquidation                                  183,000
                                                                   -----------

Net assets in liquidation at September 30, 1997                    $32,264,000
                                                                   ===========


   The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                                  BALANCE SHEET
                                DECEMBER 31, 1996
                      -------------------------------------


ASSETS

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      ------------------------------------


                                   Three Months  Three Months    Nine Months
                                      Ended         Ended           Ended
                                     3/31/97       9/30/96         9/30/96
                                   -----------    -----------    -----------
REVENUES

Rental income                      $ 1,479,000    $ 1,590,000    $ 4,737,000
Interest income                         10,000          4,000          6,000
                                   -----------    -----------    -----------

    Total revenues                   1,489,000      1,594,000      4,743,000
                                   -----------    -----------    -----------

EXPENSES

Operating expenses                     377,000        429,000      1,318,000
Real estate taxes                      201,000        230,000        568,000
Amortization                            70,000         56,000        140,000
General and administrative             369,000        230,000        708,000
Interest                                66,000         84,000        240,000
Adjustment to carrying value of
    real estate                             --        335,000      1,870,000
                                   -----------    -----------    -----------

    Total expenses                   1,083,000      1,364,000      4,844,000
                                   -----------    -----------    -----------

NET INCOME (LOSS)                  $   406,000    $   230,000    $  (101,000)
                                   ===========    ===========    ===========

NET INCOME (LOSS) ALLOCABLE TO:

    General Partner                $     4,000    $     2,000    $    (1,000)
                                   ===========    ===========    ===========

    Limited Partners               $   402,000    $   228,000    $  (100,000)
                                   ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      ------------------------------------

                                                            Nine Months
                                                              Ended
                                                             9/30/96
                                                           ------------
Cash flows from operating activities:
    Net loss                                               $  (101,000)
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
  Amortization                                                 140,000
Adjustment to carrying value of real estate                  1,870,000
Changes in:
  Accounts receivable                                            4,000
  Prepaid expenses and other assets                            (44,000)
  Accrued rent receivable                                     (135,000)
  Accounts payable and accrued liabilities                    (221,000)
                                                           -----------
Net cash used in operating activities                        1,513,000

Cash flows from investing activities:
    Investments in real estate                              (1,907,000)
                                                           -----------
Net cash used in investing activities                       (1,907,000)

Cash flows from financing activities:
    Proceeds from secured loan payable                         700,000
    Secured loan payable                                      (137,000)
    Distributions                                             (255,000)
                                                           -----------
Net cash provided by financing activities                      308,000

Net decrease in cash and cash equivalents                      (86,000)

Cash and cash equivalents, beginning of period                 301,000
                                                           -----------
Cash and cash equivalents, end of period                   $   215,000
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

(2)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended September 30, 1997 and 1996, the Partnership incurred approximately $43,000 and $49,000, respectively, of such expenses. For the nine months there ended, such costs were $122,000 and $147,000, respectively.

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 3% of the gross receipts from the properties under management. Such fees amounted to approximately $42,000 and $46,000 for the three months ended September 30, 1997 and 1996, respectively. For the nine months there ended, such fees were $123,000 and $135,000, respectively. In addition, an affiliate of the General Partner received $79,000 and $89,000 for the three months ended September 30, 1997 and 1996, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs. For the nine months there ended, such costs were $236,000 and $284,000, respectively.

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

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .65% for 1997 and .75% for 1996 of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended September 30, 1997 and 1996, amounted to $61,000 and $76,000, respectively. For the nine months there ended, such fees were $184,000 and $227,000, respectively.

         In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended September 30, 1997 and 1996,

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENT - UNAUDITED (Cont'd.)

(2)      Transactions with Affiliates (Cont'd.)

         amounted to $16,000 and $5,000, respectively. For the nine months there ended, such fees were $25,000 and $13,000, respectively.

(3)      Commitments and Contingencies

         Litigation

         The Partnership is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business. It is the General Partner's belief that the outcome of these proceedings will not be material to the business or financial condition of the Partnership.

(4)      Accrued Expenses for Liquidation

         Accrued expenses for liquidation as of September 30, 1997, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, professional services, the general partner's liability insurance and the pre-payment penalty and remaining unamortized loan fees associated with the anticipated early retirement of the mortgage loan secured by the Certified Warehouse property. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

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

         Regular distributions through September 30, 1997 represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital reserve requirements. In December 1996, the Partnership made a special distribution of $1,500,000, representing a portion of net proceeds from the sale of Arlington Executive Plaza. Future cash distributions will be made principally to the extent of cash flow attributable to operations and sales of the Partnership's properties and interest earned on the investment of capital reserves, after loan repayments, payment for capital improvements to the Partnership's properties and providing for capital reserves.

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

         The Partnership has the ability to borrow against this credit facility (up to $1,500,000) through March 31, 1999, should its cash requirements necessitate.

         Results of Operations for the Three Months Ended September 30, 1997

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

         For the three months ended September 30, 1997, the Partnership generated $859,000 of net operating income from operations of its properties. The slight decrease in net operating income for the three months ended September 30, 1997 when compared to the same period in 1996 was primarily the result of the sale of Arlington Executive Plaza in November 1996 ($49,000), and an increase in property taxes at Oakpointe that resulted from a higher tax assessment in 1997 ($114,000). These decreases were partially offset by higher rental income at Terracentre as a result of higher occupancy in 1997 ($53,000)and an increase in operating expense recoveries at Oakpointe ($32,000).

         Interest income resulted from the temporary investment of Partnership working capital. For the three months ended September 30, 1997, interest income was approximately $8,000.

         General and administrative expenses for the three months ended September 30, 1997, include charges of $120,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three months ended September 30, 1997, are direct charges of $184,000, relating to audit fees, tax preparation fees, legal fees and professional services, liability insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         Accrued expenses for liquidation, as reflected in the Statement of Net Assets in Liquidation as of September 30, 1997, are not included in results of operations for the three month period ended March 31, 1997. The liquidation basis of accounting was adopted on March 31, 1997, therefore, it was not

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

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

         On March 25, 1997, a limited partner named Bigelow/Diversified Secondary Partnership Fund 1990 filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging breach of fiduciary duty and breach of contract and seeking to enjoin the Consent Solicitation dated February 18, 1997. On April 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. On June 10, 1997, the court dismissed the plaintiff's complaint on the basis of lack of personal jurisdiction and forum non conveniens.
                                           --------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             27 - Financial Data Schedule

         (b) Reports on Form 8-K:

             None filed in quarter ended September 30, 1997.

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


By: DAMSON/BIRTCHER PARTNERS       By: BIRTCHER PARTNERS,
    (General Partner)                  a California general partnership

                                       By: BIRTCHER INVESTMENTS,
                                           a California general partnership,
                                           General Partner of Birtcher Partners

                                           By: BIRTCHER LIMITED,
                                               a California limited partnership,
                                               General Partner of Birtcher
                                               Investments

                                               By: BREICORP,
                                                   a California corporation,
                                                   formerly known as Birtcher
                                                   Real Estate Inc., General
                                                   Partner of Birtcher Limited

Date: November 13, 1997                            By: /s/Robert M. Anderson
                                                       ---------------------
                                                       Robert M. Anderson
                                                       Executive Director
                                                       BREICORP

                                  By: LF Special Fund II, L.P.,
                                      a California limited partnership

                                      By: Liquidity Fund Asset Management, Inc.,
                                          a California corporation, General
                                          Partner of LF Special Fund II, L.P.

Date: November 13, 1997                   By: /s/ Brent R. Donaldson
                                              ----------------------
                                              Brent R. Donaldson
                                              President
                                              Liquidity Fund Asset Management,
                                              Inc.

                                 EXHIBIT INDEX

                                                              SEQUENTIALLY
EXHIBIT                                                         NUMBERED
NUMBER           DESCRIPTION                                      PAGE
-------          -----------                                  ------------
  27             Financial Data Schedule