Form 10-K
period 1997-12-31
DAMSON BIRTCHER REALTY INCOME FUND I
filed 1998-03-31
CIK 745932

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                           OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 0-13563


                      DAMSON/BIRTCHER REALTY INCOME FUND-I
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                          13-3264491
 ------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


27611 La Paz Road, Laguna Niguel, California                       92656
--------------------------------------------                     ----------
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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997


                                      INDEX

                                                                                          Page
                                                                                          ----
PART I

         Item 1.      Business.........................................................     3
         Item 2.      Properties.......................................................     6
         Item 3.      Legal Proceedings................................................     7
         Item 4.      Submission of Matters to a Vote of
                        Security Holders...............................................     7


PART II

         Item 5.      Market for the Registrant's Limited Partnership
                        Interests and Related Security Holder Matters..................     7
         Item 6.      Selected Financial Data..........................................     9
         Item 7.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations............................    10
         Item 8.      Financial Statements and Supplementary Data......................   F-1
         Item 9.      Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure............................    19


PART III

         Item 10.     Directors and Executive Officers of the Registrant...............    19
         Item 11.     Executive Compensation...........................................    19
         Item 12.     Security Ownership of Certain Beneficial Owners
                        and Management.................................................    20
         Item 13.     Certain Relationships and Related Transactions...................    20


PART IV

         Item 14.     Exhibits, Financial Statement Schedules and
                        Reports on Form 8-K............................................    20
           ---        Signatures.......................................................    23

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

The Partnership acquired the properties during the period from December 19, 1984 through September 18, 1985, entirely for cash, free and clear of mortgage indebtedness. In September 1987, the Partnership borrowed $4,000,000 pursuant to a loan agreement secured by a First Deed of Trust on the Certified Distribution Center in Salt Lake City, Utah. The net proceeds were used primarily for capital improvements and leasing commissions on certain of the Partnership's properties, the Partnership's working capital reserves and certain general and administrative expenses. The General Partner, upon inquiry, was informed in February 1992, that the Partnership's lender did not intend to extend the loan secured by Certified Distribution Center past its maturity date of December 1, 1993. Therefore, on July 30, 1993 the Partnership obtained a new loan secured by a First Deed of Trust on the property. The new loan in the amount of $3,500,000 carries a fixed interest rate of 9% per annum over a 13 year fully amortizing term and a prepayment penalty of approximately $600,000 at current interest rates if fully paid off after July 1, 1998. In March 1996, the Partnership entered into a loan agreement pursuant to which it could have borrowed up to $1,500,000, evidenced by a note secured by a first deed of trust and financing statement on the Ladera I Shopping Center in Albuquerque, New Mexico. Pursuant to that note arrangement, the Partnership borrowed $700,000 to fund a portion of the renovation and tenant improvements at The Cornerstone and tenant improvements at Oakpointe. The loan was subsequently paid off in November 1996 utilizing a portion of the sale proceeds from Arlington Executive Plaza. The Partnership may incur unsecured indebtedness from time to time to supplement its working capital needs. See Note 6 to Financial Statements in Item 8.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


Item 1. Business (Cont'd.)

Given the mandate of the May 5, 1993 Information Statement, the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment as of December 31, 1995. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see Note 2 to the Financial Statements in Item 8), the carrying value of the properties was evaluated to insure that each property is carried on the Partnership's balance sheets at the lower of cost or fair value, less estimated selling costs. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets was greater than its appraised value less estimated selling costs, the General Partner reduced the carrying value of the property by the difference. Using this methodology, the General Partner determined that The Cornerstone, Ladera I Shopping Center, Terracentre, Arlington Executive Plaza and Washington Technical Center, had carrying values greater than their appraised values, and therefore reduced their carrying values to $9,032,000, $6,234,000, $2,397,000, $2,740,000, and $2,612,000, respectively. Since adoption of the 1993 Solicitation, the General Partner has considered several preliminary indications of interest from third parties to acquire some or all of the Partnership's properties. Apart from the sale of Arlington, however, these transactions never materialized, primarily because the General Partner rejected as too low the valuations of the Partnership's properties proposed by the potential purchasers.


In 1996, the Partnership made certain capital improvements that resulted in a corresponding increase in the properties' valuation allowance. At December 31, 1996, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1997 and determined that The Cornerstone, Ladera-I Shopping Center and Oakpointe had carrying values greater than their appraised values. As a result, during the year ended December 31, 1996 their carrying values were adjusted by $1,683,000, $398,000, and $253,000 to $8,960,000, $5,900,000, and $7,700,000, respectively. In addition, during 1996, the carrying values of Terracentre and Washington Technical Center were increased by $190,000 and $246,000 to their estimated fair values less estimated selling costs of $2,900,000 and $3,020,000, respectively.

On February 18, 1997, the General Partner mailed a Consent Solicitation to the Limited Partners which sought their consent to dissolve the Partnership and sell and liquidate all of its remaining properties as soon as practicable, consistent with obtaining reasonable value for the Partnership's properties. A majority in interest of the Limited Partners consented by March 14, 1997. As a result, the Partnership has adopted the liquidation basis of accounting as of March 31, 1997. The difference between the adoption of the liquidation basis of accounting as of March 14, 1997 and March 31, 1997 was not material.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in carrying out the dissolution of the Partnership. The actual values upon dissolution and

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 1. Business (Cont'd.)

costs associated therewith could be higher or lower than the amounts recorded.

Since the approval of the February 18, 1997 Consent Solicitation, the General Partner has been evaluating possible sales of Partnership properties, individually and as a portfolio, to liquidate and wind up the Partnership. Recently, the General Partner has solicited several offers from prospective purchasers to acquire all of the Partnership's remaining properties in a single transaction. The General Partner is evaluating these offers, and expects to either accept an offer or counter one or more of the offers soon. The offers are substantially similar in price, and value the Partnership's remaining properties on a collective basis at the high end of the range that the General Partner previously discussed in the February 18, 1997 Consent Solicitation. To help evaluate these offers, the General Partner is also evaluating local market conditions and potential sales of the properties on an individual basis. There can be no assurance as to when or at what price properties will be sold. If an agreement can be reached to sell the properties in a single transaction, the General Partner expects to complete such a transaction in 1998.

The Partnership derives most of its revenue from rental income. Both Certified Warehouse and Transfer Company, Inc. ("Certified") and FIserv, Inc. ("FIserv", formerly d.b.a. Citicorp CIR, Inc.) represent significant portions of such income. Rental income from Certified totaled $872,000 in 1997, $1,007,000 in 1996, and $984,000 in 1995 or approximately 15%, 16% and 17%, respectively, of the Partnership's total rental income. Rental income from FIserv totaled $869,000 in 1997, $887,000 in 1996 and $880,000 in 1995, or approximately 15%,
14% and 15%, respectively, of the Partnership's total rental income.

Certified's lease expired on September 20, 1997, at which time it vacated approximately 61% of its space. It continued to pay rent on its remaining space through November 1997, at which time it vacated the property entirely. The General Partner leased 123,074 square feet (39%) to a different tenant for a three-year term commencing March 1, 1998 for $406,000 per year, which is greater than Certified had been paying on a per square foot basis.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 2.  PROPERTIES

                                                                                                             NUMBER OF
                                                                                                 NET          TENANT      PERCENTAGE
                                                                                              RENTABLE        LEASES       OCCUPIED
                                    PURCHASE                                                   AREA IN         AS OF         AS OF
NAME/LOCATION/DATE ACQUIRED         PRICE(1)                  DESCRIPTION                      SQ. FT.       12/31/97      12/31/97
-----------------------------------------------------------------------------------------------------------------------------------
Washington Technical Center,        $ 3,874,000    Four business center buildings               50,973           7           98%
  Phase I                                          located on 4.87 acres of land.
Renton, Washington
December 19, 1984

Certified Distribution Center         9,327,000    Two warehouse/distribution buildings        312,260           0            0%
Salt Lake City, Utah                               located on 12.65 acres of land.
April 2, 1985

Ladera Shopping Center,               8,543,000    A neighborhood retail shopping center        89,544          16          100%
  Phase I                                          located on 10.9 acres of land.
Albuquerque, New Mexico
May 10, 1985

The Cornerstone                      17,618,000    A seven-building specialty retail           114,441          15           64%
Tempe, Arizona                                     center located on 10.9 acres of land.
July 19, 1985

Terracentre                          20,037,000    A 15-story office building located           95,723          13           82%
Denver, Colorado                                   on .41 acres of land.
September 6, 1985

Oakpointe                             9,517,000    Office building located on 6.8 acres         96,213           2           91%
Arlington Heights, Illinois                        of land.
September 18, 1985

TOTAL                               $68,916,000                                                759,154
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

As of February 28, 1998, the number of holders of the Partnership's interests is as follows:
                      General Partner                           1
                      Limited Partners                      9,392
                                                            -----
                                                            9,393
                                                            =====

The Partnership makes quarterly cash distributions to its partners out of distributable cash pursuant to the Partnership's Agreement of Limited Partnership. Distributable cash from operations is generally paid 99% to the Limited Partners and 1% to the General Partner.

The Partnership has paid the following quarterly cash distributions to its Limited Partners:

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS (Cont'd.)


CALENDAR
QUARTERS        1998         1997         1996         1995         1994        1993
---------------------------------------------------------------------------------------
First         $253,000     $253,000   $        0     $253,000     $370,000     $662,000
Second                      253,000            0      253,000      370,000      486,000
Third                       253,000      253,000      253,000      360,000      350,000
Fourth                      253,000    1,753,000            0      369,000      370,000

The Limited Partners and the General Partner are entitled to receive quarterly cash distributions, as available, in the future. During 1995, the General Partner temporarily suspended distributions for three quarters, commencing with the last quarter of 1995, to fund a portion of the renovation and tenant improvements at The Cornerstone and tenant improvements at Oakpointe and Washington Technical Center.

In December 1996, the Partnership made a $1,500,000 special distribution to its limited partners from a portion of the proceeds from the sale of Arlington Executive Plaza. See Item 7, Liquidity and Capital Resources for further discussion.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 6. SELECTED FINANCIAL DATA


                             PERIOD ENDED                       YEAR ENDED DECEMBER 31,
                               MARCH 31,   -----------------------------------------------------------------
                                 1997           1996             1995            1994              1993
                            --------------------------------------------------------------------------------
Total Revenues              $ 1,489,000       $ 6,349,000     $ 5,973,000      $ 6,307,000       $6,525,000
                            ===========       ===========     ============     ============      ==========

Net Income (Loss):
  General Partner           $     4,000       $     4,000     $   (50,000)     $   (56,000)      $   (2,000)
  Limited Partners              402,000           396,000      (4,922,000)      (5,535,000)        (193,000)
                            -----------       -----------     ------------     ------------      -----------

                            $   406,000       $   400,000     $(4,972,000)     $(5,591,000)      $ (195,000)
                            ===========       ===========     ============     ============      ===========

Total Distributions:
  General Partner           $     2,000       $     5,000     $     8,000      $    15,000       $   19,000
                            ===========       ===========     ============     ============      ==========

  Limited Partners          $   253,000       $ 2,006,000     $   759,000      $ 1,469,000       $1,868,000
                            ===========       ===========     ============     ============      ==========

The following summary of financial data is for the period since the Partnership adopted the liquidation basis of accounting.

                            PERIOD FROM
                        APRIL 1, 1997 THROUGH
                           DECEMBER 31, 1997
                        ---------------------
Property Operating
 Income, net                $ 2,308,000
                            ===========
Distributions to
 Partners                   $   767,000
                            ===========
Net Assets in
 Liquidation
 at 12/31/97                $32,026,000
                            ===========


                                                      DECEMBER 31,
                             --------------------------------------------------------------
                                1996             1995             1994              1993
                             --------------------------------------------------------------
Total Assets                 $36,482,000      $38,493,000      $44,292,000      $51,460,000
                             ===========      ===========      ===========      ===========

Secured Loan Payable         $ 2,932,000      $ 3,116,000      $ 3,285,000      $ 3,440,000
                             ===========      ===========      ===========      ===========

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Since the completion of its acquisition program in September 1985, the Partnership has been primarily engaged in the operation of its properties. The Partnership's original objective had been to hold its properties as long-term investments. However, an Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993 which constituted at least one half of the aggregate appraised values of all Partnership properties as of that date are not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, as of December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment. In a Consent Solicitation dated February 18, 1997, the Partnership solicited and received the consent of the Limited Partners to dissolve the Partnership and sell and liquidate all of its remaining properties as soon as practicable, consistent with selling the Partnership's properties to the best advantage under the circumstances. The Partnership's properties were held for sale throughout 1996 and 1997 and continue to be held for sale.

Working capital is and will be principally provided from the operation of the Partnership's properties and the working capital reserve established for the properties. The Partnership may incur mortgage indebtedness relating to such properties by borrowing funds primarily to fund capital improvements or to obtain financing proceeds for distribution to the partners.

Regular distributions for the year ended December 31, 1997, represent net cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. In December 1996, the Partnership made a special distribution of $1,500,000 representing a portion of net proceeds from the sale of Arlington Executive Plaza. Future cash distributions will be made to the extent available from net cash flow generated from operations and sales of the Partnership's properties and interest earned on the investment of capital reserves, after providing for capital reserves and payment for capital improvements and repairs to the Partnership's properties. See Item 5 for a description of the Partnership's distribution history. The Partnership believes that the cash generated from its operations will provide the Partnership the funds necessary to meet all of its ordinary obligations.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)

In June 1993, the Partnership completed its solicitation of written consents from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement, dated May 5, 1993. Those proposals have been implemented by amending the Partnership Agreement as contemplated by the Information Statement. The amendments include, among other things, the payment of asset management and leasing fees to the General Partner and the elimination of the General Partner's residual interest and deferred leasing fees that were previously subordinated to return of the Limited Partners' 9% Preferential Return. See Item 8, Note 3 to the Financial Statements for discussion of fees paid to the General Partner for the years ended December 31, 1997, 1996 and 1995.

On February 18, 1997, the General Partner mailed a Consent Solicitation to the Limited Partners which sought their consent to dissolve the Partnership and sell and liquidate all of its remaining properties as soon as practicable, consistent with selling the Partnership's properties to the best advantage under the circumstances. A majority in interest of the Limited Partners consented by March 14, 1997. As a result, the Partnership has adopted the liquidation basis of accounting as of March 31, 1997. The difference between the adoption of the liquidation basis of accounting as of March 14, 1997 and March 31, 1997 was not material.

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

Since the approval of the February 18, 1997 Consent Solicitation, the General Partner has been evaluating possible sales of Partnership properties, individually and as a portfolio, to liquidate and wind up the Partnership. Recently, the General Partner has solicited several offers from prospective purchasers to acquire all of the Partnership's remaining properties in a single transaction. The General Partner is evaluating these offers, and expects to either accept an offer or counter one or more of the offers soon. The offers are substantially similar in price, and value the Partnership's remaining properties on a collective basis at the high end of the range that the General Partner previously discussed in the February 18, 1997 Consent Solicitation. To help evaluate these offers, the General Partner is also evaluating local market conditions and potential sales of the properties on an individual basis. There can be no assurance as to when or at what price properties will be sold. If an agreement can be reached to sell the properties in a single transaction, the General Partner expects to complete such a transaction in 1998.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)

The new loan, in the amount of $3,500,000, carries a fixed interest rate of 9% per annum over a 13-year fully amortizing term and a pre-payment penalty of approximately $600,000 at current interest rates, if fully paid off after July 1, 1998. The Partnership's first payment of $38,000 was paid on September 1, 1993, with monthly installments due thereafter.

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

January 1, 1998 Property Appraisals and Net Asset Value

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

Given this mandate, the General Partner requested that the appraiser provide an assessment of value that reflects a shorter investment holding term. Although the General Partner does not know how long it will take to sell the Partnership's remaining properties, it requested that the appraiser assume that the entire portfolio would be sold over four years, in connection with the January 1995 appraisals, over three years in connection with the January 1996 appraisals, over approximately two years in connection with the January 1997 appraisals and over the next year in connection with the January 1998 appraisals.

Using the shorter-term investment methodology that is consistent with the mandate of the 1993 amendment to the Partnership agreement and liquidation of the Partnership, the appraiser estimated the value of the Partnership's remaining properties at January 1, 1998 to be $38,085,000, net of estimated selling costs.

The foregoing appraised value of the Partnership's remaining properties indicates an estimated net asset value in liquidation of $34,021,000 or $3,500 per $10,000 of original investor subscription. (Net assets in liquidation represents the appraised value of the

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)

January 1, 1998 Property Appraisals and Net Asset Value (Cont'd.)

Partnership's properties, cash and all other assets less secured loans payable and all other liabilities including accrued expenses for liquidation).

Other Matters

The General Partner and its affiliates are currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Partnership's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Partnership's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, the cost of addressing potential problems is not currently expected to have a material adverse impact on the Partnership's financial position, results of operations or cash flows in future periods. However, the inability of the General Partner and its affiliates or their suppliers or distributors and other vendors to resolve such processing issues in a timely manner could have a material adverse impact on the Partnership. Accordingly, the General Partner and its affiliates plan to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

Results of Operations

Year Ended December 31, 1997

Because the Partnership adopted the liquidation basis of accounting on March 31, 1997, a comparison of the results of operations is not practical. The Statement of Net Assets in Liquidation and Statement of Changes of Net Assets in Liquidation reflect the Partnership in the process of liquidation. Prior financial statements reflect the Partnership as a going concern. As the Partnership's assets (properties) are sold, the results of operations will be generated from a smaller asset base, and are therefore not comparable. The Partnership's operating results have been reflected on the Statement of Changes of Net Assets in Liquidation since March 31, 1997 (the date of adoption of the liquidation basis of accounting), and Statement of Operations for the three months ended March 31, 1997.

For the year ended December 31, 1997, the Partnership generated $3,209,000 of net operating income from operation of its properties. The decrease for the year ended December 31, 1997, when compared to 1996, was primarily the result of the sale of Arlington Executive Plaza in November 1996 ($377,000), and an increased property tax assessment at Oakpointe ($234,000) in 1997.

In September and November 1997, Certified Warehouse and Transfer Company, Inc. vacated Certified Distribution Center. Although the General Partner successfully completed negotiation of a 123,074 square foot lease with Quality Distribution effective March 1, 1998 at a rate greater than before, the remaining 189,115 square foot vacancy will have a negative affect on future distributions of cash from operations to the Limited Partners.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1997 (Cont'd.)

Interest and other income resulted from the temporary investment of Partnership working capital. For the years ended December 31, 1997 and 1996, interest and other income was approximately $32,000 and $60,000, respectively.

General and administrative expenses for the year ended December 31, 1997, include charges of $428,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the year ended December 31, 1997, are direct charges of $815,000, relating to audit fees, tax preparation fees, legal fees and professional services, liability insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs. The increase in general and administrative expenses for the year ended December 31, 1997, as compared to 1996, was primarily attributable to the increase in legal and professional services, printing costs, postage and mailing expenses associated with the Partnership's solicitation of the Limited Partners consent for the Liquidation of the Partnership in March 1997.

Accrued expenses for liquidation, as reflected in the Statement of Net Assets in Liquidation as of December 31, 1997, are not included in results of operations for the three month period ended March 31, 1997. The liquidation basis of accounting was adopted on March 31, 1997, therefore, it was not appropriate to include such adjustments in the results of operations for prior periods. Accrued expenses for liquidation as of December 31, 1997, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, professional services, the general partner's liability insurance and the pre-payment penalty associated with the anticipated early retirement of the mortgage loan secured by the Certified Warehouse property. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

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

The increase in interest and other income for the year ended December 31, 1996, as compared to 1995 was attributable to an increase in The Cornerstone's other miscellaneous income. This increase was partially offset by a decrease in interest income due to a decrease in the average level of working capital available for investment in 1996. Capital reserves were used to fund a portion of the renovation and tenant improvements at

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

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

The decrease in real estate taxes for the year ended December 31, 1996, when compared to 1995 primarily relates to: 1)the sale of Arlington Executive Plaza in November 1996 ($146,000); and, 2) a reduced tax assessment for Oakpointe in 1996 ($157,000).

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Recent Accounting Pronouncements.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are necessary to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement, but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS 130 requires an enterprise to
(a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 will not have an impact on the Partnership's financial reporting.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the revenues derived from the enterprise's products or services and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The adoption of SFAS 131 will not have a material impact on the Partnership's financial reporting.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                                          Page
                                                                                          ----
Independent Auditors' Report...........................................................    F-2

Financial Statements:

       Statement of Net Assets in Liquidation as of December 31, 1997..................    F-3

       Statement of Changes of Net Assets in Liquidation for the Nine
       Months Ended December 31, 1997..................................................    F-4

       Balance Sheet as of December 31, 1996...........................................    F-5

       Statements of Operations for the Three Months Ended March 31, 1997
       and the Years Ended December 31, 1996 and 1995..................................    F-6

       Statements of Changes in Partners' Capital for the Three Months Ended
       March 31, 1997 and for the Years Ended December 31, 1996
       and 1995........................................................................    F-7

       Statements of Cash Flows for the Three Months Ended March 31, 1997
       and the Years Ended December 31, 1996 and 1995..................................    F-8

       Notes to Financial Statements...................................................    F-9

Schedule:

       III - Real Estate in Liquidation and Accumulated Depreciation as of
       December 31, 1997...............................................................   F-21

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation as of December 31, 1997 and financial position as of December 31, 1996 of Damson/Birtcher Realty Income Fund-I, and the changes of net assets in liquidation for the nine months ended December 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 and each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles applied on the bases of accounting discussed in note 2. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 2 to the financial statements, Damson/Birtcher Realty Income Fund-I has changed its basis of accounting as of March 31, 1997 from the going-concern basis to the liquidation basis.


                                               KPMG PEAT MARWICK LLP

Orange County, California
March 6, 1998

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                DECEMBER 31, 1997

ASSETS (Liquidation Basis):

Properties                                                 $36,090,000

Cash and cash equivalents                                      461,000
Accounts receivable                                            100,000
Other assets                                                    99,000
                                                           -----------
   Total Assets                                             36,750,000
                                                           -----------
LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities                       945,000
Secured loan payable                                         2,730,000
Accrued expenses for liquidation (including
   prepayment penalty)                                       1,049,000
                                                           -----------
   Total Liabilities                                         4,724,000
                                                           -----------
Net Assets in Liquidation                                  $32,026,000
                                                           ===========



   The accompanying notes are an integral part of these Financial Statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1997

Net assets in liquidation at March 31, 1997                       $32,002,000

Increase (decrease) during period:
   Operating activities:
        Property operating income, net                              2,308,000
        Interest income                                                22,000
        General and administrative expenses                          (874,000)
        Interest expense on mortgage payable                         (190,000)
        Leasing commissions                                          (134,000)
                                                                  ------------

                                                                    1,132,000
                                                                  ------------
   Liquidating activities:
        Distribution to partners                                     (767,000)
        Provision for liquidation expenses                           (341,000)
                                                                  ------------
                                                                   (1,108,000)
                                                                  ------------

Net increase in assets in liquidation                                  24,000
                                                                  -----------

Net assets in liquidation at December 31, 1997                    $32,026,000
                                                                  ===========

   The accompanying notes are an integral part of these Financial Statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                                  BALANCE SHEET

                                                            DECEMBER 31,
                                                               1996
                                                           -------------
ASSETS

Properties held for sale (net of valuation
   allowance of $5,418,000)                                 $34,582,000

Cash and cash equivalents                                       711,000
Accounts receivable (net of allowance for
   doubtful accounts of $46,000)                                 80,000
Accrued rent receivable                                         439,000
Prepaid expenses and other assets, net                          670,000
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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                            STATEMENTS OF OPERATIONS

                                               FOR THE
                                            THREE MONTHS              FOR THE YEARS
                                                ENDED                ENDED DECEMBER 31,
                                               MARCH 31,        -----------------------------
                                                 1997              1996               1995
                                             ------------       -----------------------------
REVENUES:
   Rental income                              $1,479,000        $6,125,000        $ 5,917,000
   Interest and other income                      10,000            60,000             56,000
   Gain on sale of property                            -           164,000                  -
                                              -----------       -----------       -----------

     Total revenues                            1,489,000         6,349,000          5,973,000
                                              -----------       -----------       -----------

EXPENSES:
   Operating expenses                            377,000         1,802,000          1,845,000
   Real estate taxes                             201,000           665,000            967,000
   Depreciation and
   amortization                                   70,000           233,000          2,069,000
   General and administrative                    369,000           982,000          1,005,000
   Interest                                       66,000           331,000            289,000
  Adjustment to carrying value
    of real estate                                     -         1,936,000          4,770,000
                                              -----------       -----------       -----------

     Total expenses                            1,083,000         5,949,000         10,945,000
                                              -----------       -----------       -----------

NET INCOME (LOSS)                             $  406,000        $  400,000        $(4,972,000)
                                              ===========       ===========       ============

NET INCOME (LOSS) ALLOCABLE TO:

   General Partner                            $    4,000        $    4,000        $   (50,000)
                                              ===========       ===========       ============

   Limited Partners                           $  402,000        $  396,000        $(4,922,000)
                                              ===========       ===========       ============


   The accompanying notes are an integral part of these Financial Statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                                               FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                                    AND THE YEARS ENDED DECEMBER 31,
                                                               1996 AND 1995
                                              ---------------------------------------------
                                                 GENERAL          LIMITED
                                                 PARTNER         PARTNERS          TOTAL
                                              ---------------------------------------------
Balance, December 31, 1994                     $(432,000)      $40,395,000     $39,963,000

  Net loss                                       (50,000)       (4,922,000)     (4,972,000)
  Distributions                                   (8,000)         (759,000)       (767,000)
                                               ----------      ------------    ------------

Balance, December 31, 1995                      (490,000)       34,714,000      34,224,000

   Net income                                      4,000           396,000         400,000
   Distributions                                  (5,000)       (2,006,000)     (2,011,000)
                                               ----------      ------------    ------------

Balance, December 31, 1996                      (491,000)       33,104,000      32,613,000

   Net income                                      4,000           402,000         406,000
   Distributions                                  (2,000)         (253,000)       (255,000)
                                               ----------      ------------    ------------

Balance, March 31, 1997                        $(489,000)      $33,253,000     $32,764,000
                                               ==========      ============    ===========

   The accompanying notes are an integral part of these Financial Statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                            STATEMENTS OF CASH FLOWS

                                                   FOR THE
                                                 THREE MONTHS             FOR THE YEARS
                                                    ENDED                ENDED DECEMBER 31,
                                                   MARCH 31,       -----------------------------
                                                     1997              1996             1995
                                                 ------------      ------------     ------------
Cash flows from operating activities:
Net income (loss)                                 $ 406,000         $   400,000     $ (4,972,000)
Adjustments to reconcile net income
   (loss)to net cash provided by
   operating activities:
     Depreciation and amortization                   70,000             233,000        2,069,000
     Adjustment to carrying value of
      real estate                                         -           1,936,000        4,770,000
     Gain on sale of property                             -            (164,000)               -
   Changes in:
     Accounts receivable                            (48,000)            (37,000)          41,000
     Accrued rent receivable                          6,000               4,000          (27,000)
     Prepaid expenses and other assets              112,000            (193,000)        (213,000)
     Accounts payable and accrued
     liabilities                                   (146,000)           (216,000)         109,000
                                                 -----------         -----------      ----------
Net cash provided by operating
   activities                                       400,000           1,963,000        1,777,000
                                                  ----------         -----------      ----------
Cash flows from investing activities:
   Investments in real estate                       (34,000)         (2,287,000)      (1,188,000)
   Proceeds from sale of property                         -           2,929,000                -
                                                  ----------         -----------      ----------
Net cash provided by (used in)
   investing activities                             (34,000)            642,000       (1,188,000)
                                                  ----------         -----------      -----------
Cash flows from financing activities:
   Proceeds from secured loan                             -             700,000                -
   Principal payments on secured
     loans payable                                  (49,000)           (884,000)        (169,000)
   Distributions                                   (255,000)         (2,011,000)        (767,000)
                                                  ----------         -----------      -----------
Net cash used in financing
   activities                                      (304,000)         (2,195,000)      (  936,000)
                                                  ----------         -----------      -----------

Net increase (decrease) in cash and
   cash equivalents                                  62,000             410,000         (347,000)

Cash and cash equivalents,
  beginning of period                               711,000             301,000          648,000
                                                  ----------         -----------      ----------

Cash and cash equivalents,
  end of period                                   $ 773,000          $  711,000       $  301,000
                                                  ==========         ===========      ==========

Supplemental disclosure of cash flow
   information - cash paid during the
    period for interest                           $  66,000          $  331,000       $  289,000
                                                  ==========         ===========      ==========

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

       The amendment modified the Partnership Agreement to eliminate the General Partner's 10% subordinated interest in distributions of Distributable Cash (net cash from operations) and reduce its subordinated interest in such distributions from 10% to 1%. The amendment also modified the Partnership Agreement to eliminate the General Partner's 10% subordinated interest in Sale or Financing Proceeds (net cash from sale or financing of Partnership property) and to reduce its subordinated interest in such proceeds from 15% to 1%. In lieu thereof, the Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal initially to .75% of the aggregate appraised value of the Partnership's properties. At January 1, 1998 and 1997 the portfolio was appraised at an aggregate value of approximately $38,085,000 and $40,390,000 (unaudited), respectively. The factor used to calculate the annual asset management fee is reduced by .10% each year beginning after December 31, 1996 (e.g., from .75% in 1996 to .65% in 1997 and .55% in 1998).

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

       Although the unpaid 9% Preferential Return to the Limited Partners' aggregates $77,610,000 as of December 31, 1997, it is anticipated that the limited partners will not realize this return due to a comparable liquidation value of $32,026,000.

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

       On February 18, 1997, the Partnership mailed a Consent Solicitation to the Limited Partners which sought their consent to dissolve the Partnership and sell and liquidate all of its remaining properties as soon as practicable, consistent with obtaining reasonable value for the Partnership's properties. A majority in interest of the Limited Partners consented by March 14, 1997. As a result, the Partnership has adopted the liquidation basis of accounting as of March 31, 1997. The difference between the adoption of the liquidation basis of accounting as of March 14, 1997 and March 31, 1997 was not material.

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

       Since the approval of the February 18, 1997 Consent Solicitation, the General Partner has been evaluating possible sales of Partnership properties, individually and as a portfolio, to liquidate and wind up the Partnership. Recently, the General Partner has solicited several offers from prospective purchasers to acquire all of the Partnership's remaining properties in a single transaction. The General Partner is evaluating these offers, and expects to either accept an offer or counter one or more of the offers soon. The offers are substantially similar in price, and value the Partnership's remaining properties on a collective basis at the high end of the range that the General Partner previously discussed in the February 18, 1997 Consent Solicitation. To help evaluate these offers, the General Partner is also evaluating local market conditions and potential sales of the properties on an individual basis. There can be no assurance as to when or at what price properties will be sold. If an agreement can be reached to sell the properties in a single transaction, the General Partner expects to complete such a transaction in 1998.

       As of December 31, 1995 the General Partner decided to treat its properties as held for sale, instead of for investment, for financial statement purposes given the mandate of the May 5, 1993 Information Statement. Since adoption of the 1993 amendment, the General Partner has considered several preliminary indications of interest from third parties to acquire some or all of the Partnership's properties. Apart from the sale of Arlington Executive Plaza, these transactions never materialized, primarily because the General Partner rejected as too low the valuations of the Partnership's remaining properties as proposed by the potential purchasers. The Partnership's properties were held for sale throughout 1996 and 1997 and continue to be held for sale.

       In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the liquidation basis of accounting adopted on March 31, 1997 (see Note 2), the carrying value of these properties was evaluated to ensure that each property was carried on the Partnership's balance sheet at the lower of cost or fair value less estimated selling costs and estimated net realizable value, respectively. The General Partner estimated fair value and net realizable value for this purpose based on appraisals performed as of January 1, 1998 at December 31, 1997 and as of January 1, 1997 at December 31, 1996.

       The January 1, 1998 appraisals assume that the properties will be sold within approximately the next year and that the sales will take place on a property by property basis between willing buyers and willing sellers. Among the strategies the General Partner will consider to accomplish the dissolution is a sale of the Partnership's portfolio in a single transaction, or a sale of some or all of the Partnership's properties in a "package" with properties of affiliated partnerships. If the properties were sold in a "package" such sale would most likely result in a lower aggregate sales price, but more rapid distribution of dissolution proceeds to the Limited Partners, as compared to a series of individual sale transactions. Furthermore, fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially from appraised values.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)    Summary of Significant Accounting Policies

       Liquidation Basis

       The Partnership adopted the liquidation basis of accounting as of March 31, 1997. The liquidation basis of accounting is appropriate when liquidation appears imminent, the Partnership can no longer be classified as a going concern and the net realizable values of the Partnership's assets are reasonably determinable. Under this method of accounting, assets and liabilities are stated at their estimated net realizable values and costs of liquidating the Partnership are provided to the extent reasonably determinable.

       Carrying Value of Real Estate (prior to the adoption of the liquidation basis of accounting)

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

       Further, assets held for sale, including any unrecoverable accrued rent receivable or capitalized leasing commissions, should be carried at the lower of carrying value or fair value less estimated selling costs. Any adjustment to carrying value is recorded as a valuation allowance against property held for sale. Each reporting period, the General Partner reviews their estimates of fair value, which are decreased or increased up to the original carrying value. Finally, assets held for sale are no longer depreciated. The adoption of FAS 121 did not have a material impact on the Partnership's operations or financial position as the General Partner adopted FAS 121 at December 31, 1995 and prior to December 31, 1995, the Partnership did not have any properties held for sale.

       As noted above, as of December 31, 1995 the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment. Assuming a 12 month holding period, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets were greater than its appraised value, less estimated selling costs, the General Partner reduced the carrying value of the property by the difference. Using this methodology, the General Partner determined that The Cornerstone, Ladera I Shopping Center, Terracentre, Arlington Executive Plaza, and Washington Technical Center had carrying values greater than they had appraised values, and therefore reduced their carrying values by $1,600,000, $560,000, $590,000,
       $1,250,000, and $770,000 to $9,032,000, $6,234,000, $2,397,000,
       $2,740,000, and $2,612,000, respectively.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)    Summary of Significant Accounting Policies (Cont'd.)

       Utilizing the same methodology, assuming a 12 month holding period, for the year ended December 31, 1996, the General Partner determined that The Cornerstone, Ladera-I Shopping Center and Oakpointe had carrying values greater than their respective appraised values. As a result, the carrying values were adjusted by $1,683,000, $398,000, and $253,000 to $8,960,000,
       $5,900,000, and $7,700,000, respectively. In addition, during 1996, the carrying value of Terracentre and Washington Technical Center were increased by $190,000 and $246,000 to their estimated fair values less estimated selling costs $2,900,000 and $3,020,000, respectively.

       Cash and Cash Equivalents

       The Partnership invests its excess cash balances in short-term investments (cash equivalents). These investments are stated at cost, which approximates market, and consist of money market, certificates of deposit and other non-equity-type cash investments. Cash equivalents at December 31, 1997 and 1996, totaled $425,000 and $711,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value.

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
                    Building improvements                      3 to 30

       Revenue Recognition

       Through March 31, 1997, rental income pertaining to operating lease agreements which specify scheduled rent increases or free rent periods, was recognized on a straight-line basis over the period of the related lease agreement. After March 31, 1997, rental income has been recognized according to the lease terms.

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

       Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") (liquidation basis of accounting and going concern basis) and for federal income tax reporting purposes at December 31:

                                    1997                                   1996
                     -------------------------------------- -----------------------------------
                       GAAP BASIS         TAX BASIS          GAAP BASIS           TAX BASIS
                     (LIQUIDATION)       (UNAUDITED)        (GOING CONCERN)       (UNAUDITED)
-------------------- ------------------- ------------------ --------------------- -------------
Total Assets         $36,750,000         $48,911,000        $36,482,000           $48,615,000
Total
Liabilities          $ 4,724,000         $ 3,675,000        $ 3,869,000           $ 3,869,000


       Following are the differences between Financial Statement and tax return income:

                                                  1997               1996                1995
--------------------------------------------------------------------------------------------------
Net income (loss) per
Financial Statements (period
ending March 31, 1997 for
1997)                                          $   406,000         $  400,000         $(4,972,000)

Change in net assets in
liquidation from operating
activities for the nine months
ended December 31, 1997                          1,132,000                  -                    -

Adjustment to carrying value
of real estate                                           -          1,936,000            4,770,000

Depreciation differences on
investments in real estate                     (2,721,000)        (3,046,000)          (1,157,000)

Loss on sale of property in
excess of book value                                     -        (2,919,000)                    -

Other                                               49,000           (63,000)               85,000
--------------------------------------------------------------------------------------------------
Taxable income (loss) per
Federal tax return (unaudited)                $(1,134,000)       $(3,692,000)         $(1,274,000)
==================================================================================================

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)    Summary of Significant Accounting Policies (Cont'd.)

       Significant Tenants

       Rental income from Certified Warehouse and Transfer Company, Inc., totaled $872,000 in 1997, $1,007,000 in 1996, and $984,000 in 1995, or
       approximately 15%, 16% and 17%, respectively, of the Partnership's total rental income. Rental income from FISERV, Inc. (formerly d.b.a. Citicorp CIR, Inc.) totaled $869,000 in 1997, $887,000 in 1996 and $880,000 in
       1995, or approximately 15%, 14% and 15%, respectively, of the Partnership's total rental income.

       Certified's lease expired on September 20, 1997, at which time it vacated approximately 61% of its space. It continued to pay rent on its remaining space through November 1997, at which time it vacated the property entirely. The General Partner leased 123,074 square feet (39%) to a different tenant for a three-year term commencing March 1, 1998 for $406,000 per year, which is greater than Certified had been paying on a per square foot basis.

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

       Estimations

       The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses or changes in net assets during the reporting period. Actual results could differ from those estimates.

(3)    Transactions with Affiliates

       The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1997, 1996 and 1995, the Partnership was charged with approximately $157,000, $178,000 and $226,000, respectively, of such expenses.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)    Transactions with Affiliates (Cont'd.)

       An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 3% of the gross receipts from the properties under management. Such fees amounted to approximately $165,000 in 1997, $178,000 in 1996 and $161,000 in 1995. In addition, the affiliate of the General Partner received $315,000 in 1997, $367,000 in 1996 and $321,000 in 1995, as reimbursement of costs for on-site property management personnel and other reimbursable costs.

       The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year for 1995 and 1996 and .65% for 1997. Such fees for the year ended December 31, 1997, 1996 and 1995, amounted to $245,000, $301,000 and
       $304,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of any lease of such space including renewal options. Fees for leasing services for the year ended December 31, 1997, 1996 and 1995, amounted to $25,000, $21,000 and $58,000, respectively.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(5)    Commitments and Contingencies (Cont'd.)

       Future Minimum Annual Rentals

       The Partnership has determined that all leases which had been executed as of December 31, 1997, are properly classified as operating leases for financial reporting purposes. Future minimum annual rental income to be received under such leases as of December 31, 1997, are as follows:

                 Year Ending December 31,
                 ------------------------
                             1998                             $ 3,916,000
                             1999                               3,678,000
                             2000                               2,912,000
                             2001                               1,785,000
                             2002                               1,498,000
                             Thereafter                         5,916,000
                                                              -----------
                                                              $19,705,000
                                                              ===========

       Certain of these leases also provide for, among other things: tenant reimbursements to the Partnership of certain operating expenses; payments of additional rents in amounts equal to a set percentage of the tenant's annual revenue in excess of specified levels; and escalations in annual rents based upon the Consumer Price Index.

(6)    Secured Loan Agreements

       In September 1987, the Partnership borrowed $4,000,000 pursuant to a loan agreement secured by a First Deed of Trust on the Certified Distribution Center in Salt Lake City, Utah. That loan matured on October 1, 1990, however, the General Partner obtained a loan extension that was to mature December 1, 1993. On July 30, 1993, the Partnership obtained a new loan secured by a First Deed of Trust on the Certified Distribution Center in Salt Lake City, Utah. The new loan, in the amount of $3,500,000, carries a fixed interest rate of 9% per annum over a 13-year fully amortizing term and a prepayment penalty of approximately $600,000 at current interest rates, if fully paid off after July 1, 1998. The Partnership's first payment of $38,000 was paid on September 1, 1993, with monthly installments due thereafter.

       Future principal payments to the lender under the loan as of December 31, 1997, are as follows:

                 Year Ending December 31,
                 ------------------------
                             1998                               $ 221,000
                             1999                                 242,000
                             2000                                 264,000
                             2001                                 289,000
                             2002                                 316,000
                             Thereafter                         1,398,000
                                                               ----------
                                                               $2,730,000
                                                               ==========

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

(7)    Accounts Payable and Accrued Liabilities

       Accounts payable and accrued liabilities consist of the following:

                                                      DECEMBER 31,
                                             -------------------------------
                                                  1997           1996
                                             -------------------------------
       Real estate taxes                       $ 576,000        $ 498,000
       Accounts payable and other                369,000          439,000
                                                --------        ---------
                                               $ 945,000        $ 937,000
                                               =========        =========


(8)    Accrued Expenses for Liquidation

       Accrued expenses for liquidation as of December 31, 1997, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services, the general partner's liability insurance and the pre-payment penalty associated with the anticipated early retirement of the mortgage loan secured by the Certified Warehouse property. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(9)    Allowance for Doubtful Accounts

                                                                YEARS ENDED DECEMBER 31,
                                                                  1996             1995
                                                              ----------------------------
       Balance at beginning of year                             $ 63,000         $      -
       Additions charged to expense                               21,000           63,000
       Write-offs                                                (38,000)               -
                                                                ---------        --------

       Balance at end of year                                   $ 46,000         $ 63,000
                                                                =========        ========

(10)   Subsequent Event

       On February 28, 1998, the Partnership made an aggregate cash distribution of $253,000 to its Limited Partners.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                                  SCHEDULE III
            REAL ESTATE IN LIQUIDATION AND ACCUMULATED DEPRECIATION
                            As of December 31, 1997
                             (Amounts in Thousands)

                      COL. A                         COL. B          COL. C               COL. D
---------------------------------------------------  -------   ------------------   -------------------
                                                                                     COSTS CAPITALIZED
                                                                INITIAL COST TO      SUBSEQUENT TO THE
                                                                PARTNERSHIP (C)         ACQUISITION
                                                               ------------------   -------------------
                                                                          BLDGS
                                                                           AND                 CARRYING
                    DESCRIPTION                      ENCUM-              IMPROVE-   IMPROVE-    COSTS
                        (A)                          BRANCES    LAND      MENTS      ments     (D),(B)
---------------------------------------------------  -------   -------   --------   --------   --------

Washington Technical Center, Phase I
Renton, WA                                           $   --    $   865   $ 3,252    $ 1,260    $ (2,253)

Certified Distribution Center
Salt Lake City, UT                                    2,730      1,160     8,751         58      (3,135)

Ladera Shopping Center, Phase I
Albuquerque, NM                                          --      2,107     6,971        356      (3,504)

The Cornerstone
Tempe, AZ                                                --      4,620    14,115      3,854     (13,232)

Terracentre
Denver, CO                                               --      1,458    19,939      2,432     (20,736)

Oakpointe
Arlington Heights, IL                                    --      1,249     8,852      2,994      (5,344)
                                                     ------    -------   -------    --------   --------
                    Total                            $2,730    $11,459   $61,880    $10,954    $(48,204)
                                                     ======    =======   =======    ========   ========

                      COL. A                                    COL. E               COL. F     COL. H     COL. I
---------------------------------------------------  ----------------------------   --------   --------   --------
                                                        GROSS AMOUNT AT WHICH
                                                      CARRIED AT CLOSE OF PERIOD
                                                                 (B)
                                                     ----------------------------
                                                                BLDGS               ACCUMU-
                                                                 AND                 LATED                DEPRECI-
                    DESCRIPTION                                IMPROVE-    TOTAL    DEPRECI-     DATE       ABLE
                        (A)                           LAND      MENTS       (E)     ATION(E)   ACQUIRED   LIFE(F)
---------------------------------------------------  -------   --------   -------   --------   --------   --------
Washington Technical Center, Phase I
Renton, WA                                           $   859   $ 2,266    $ 3,125      --      12/19/84   30 years
Certified Distribution Center
Salt Lake City, UT                                     1,160     5,674      6,834      --      04/02/85   30 years
Ladera Shopping Center, Phase I
Albuquerque, NM                                        2,097     3,834      5,931      --      05/10/85   30 years
The Cornerstone
Tempe, AZ                                              3,597     5,759      9,356      --      07/19/85   30 years
Terracentre
Denver, CO                                               491     2,602      3,093      --      09/06/85   30 years
Oakpointe
Arlington Heights, IL                                  1,119     6,632      7,751      --      09/18/85   30 years
                                                     -------   -------    -------      --      --------   --------
                    Total                             $9,323   $26,767    $36,090      --
                                                     =======   =======    =======      ==      ========   ========


NOTE:  Column G is not applicable.

See notes to schedule on following page.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO SCHEDULE III

(a)     For a description of the properties, see "Item 2.  Properties."

(b) Upon adoption of the liquidation basis of accounting on March 31, 1997, accumulated depreciation was deleted through an adjustment to the cost of the properties.

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

        At December 31, 1995, the General Partner determined that The Cornerstone, Ladera-I Shopping Center, Terracentre, Arlington Executive Plaza and Washington Technical Center had carrying values greater than they had appraised values less estimated selling costs, and therefore provided a valuation allowance of $4,770,000 against property held for sale.

        The aggregate cost of land, buildings and improvements for Federal income tax purposes (unaudited) was $85,173,000 as of December 31, 1997. The difference between the aggregate cost of land, buildings and improvements for tax reporting purposes as compared to financial reporting purposes is primarily attributable to: (1) amounts received under rental agreements for non-occupied space, which were recorded as income for tax reporting purposes but were recorded as a reduction of the corresponding property basis for financial reporting purposes, and
        (2) the adjustments to the carrying value of the real estate for financial statement purposes have no effect for tax reporting purposes.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO SCHEDULE III (Cont'd.)

(e)                       RECONCILIATION OF REAL ESTATE


                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                   1997            1996
                                                              -------------------------------
      Balance at beginning of year                             $58,549,000     $ 64,285,000
        Additions during the year:
         Improvements                                              719,000        2,287,000
         Other (*)                                             (23,178,000)               -
        Reductions during the year:
         Disposition of Assets                                           -       (6,087,000)
         Adjustment to the carrying
         value of real estate                                            -       (1,936,000)
                                                               ------------    -------------

      Balance at end of year                                   $36,090,000     $ 58,549,000
                                                               ============    ============

      (*) Results from reclassification of deferred rent receivable and leasing commissions to real estate and deletion of accumulated depreciation upon the adoption of the liquidation basis of accounting on March 31, 1997.

                   RECONCILIATION OF ACCUMULATED DEPRECIATION

                                                                      DECEMBER 31,
                                                            -------------------------------
                                                                 1997            1996
                                                            -------------------------------
       Balance at beginning of year                           $ 23,967,000    $27,289,000
        Disposition of assets                                           --     (3,322,000)

        Adjustment upon adoption of
        liquidation basis of
        accounting                                             (23,967,000)            --
                                                              ------------    -----------

       Balance at end of year                                 $         --    $23,967,000
                                                              ============    ===========

(f) Through December 31, 1995, depreciation expense was computed based upon the following estimated useful lives:

                                                        Years
                                                       -------
                      Buildings                          30

                      Building improvements            3 to 30


       Due to the adoption of FAS 121 on December 31, 1995 and the liquidation basis of accounting on March 31, 1997, properties held for sale were not

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

       depreciated in 1996 or 1997.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 11. EXECUTIVE COMPENSATION (Cont'd.)

                                                        YEAR ENDED DECEMBER 31,
                                              --------------------------------------------
                                                  1997            1996            1995
                                              --------------------------------------------
General Partner's 1% share of
  distributable cash                           $  10,000       $    5,000      $    8,000
Asset management fees                            245,000          301,000         304,000
Property management fees                         165,000          178,000         161,000
Leasing fees                                      25,000           21,000          58,000
Property management expense
  reimbursements                                 315,000          367,000         321,000
Other expense reimbursements                     157,000          178,000         226,000
                                               ---------       ----------      ----------

TOTAL                                          $ 917,000       $1,050,000       $1,078,000
                                               =========       ==========       ==========


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 31, 1998, there was no entity or individual holding more than 5% of the limited partnership interests of the Registrant.


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

                      (27)    Financial Data Schedule

b)  Reports on Form 8-K:

    None filed for the year ended December 31, 1997.

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

By: DAMSON/BIRTCHER PARTNERS     By: BIRTCHER PARTNERS,
    (General Partner)                a California general partnership

                                     By: BIRTCHER INVESTMENTS,
                                         a California general partnership,
                                         General Partner of Birtcher Partners

                                         By: BIRTCHER LIMITED,
                                             a California limited partnership,
                                             General Partner of Birtcher
                                             Investments

                                             By: BREICORP,
                                                 a California corporation,
                                                 formerly known as Birtcher
                                                 Real Estate Inc., General
                                                 Partner of Birtcher Limited

Date: March 30, 1998                             By: /s/ Robert M. Anderson
                                                     ---------------------------
                                                     Robert M. Anderson
                                                     Executive Director
                                                     BREICORP

                                 By: LF Special Fund II, L.P.,
                                     a California limited partnership

                                     By: Liquidity Fund Asset Management, Inc.,
                                         a California corporation, General
                                         Partner of LF Special Fund II, L.P.

Date: March 30, 1998                     By: /s/ Brent R. Donaldson
                                             -----------------------------------
                                             Brent R. Donaldson
                                             President
                                             Liquidity Fund Asset Management,
                                             Inc.

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

     Signature                            Capacity                           Date
     ---------                            --------                           ----
/s/ Arthur B. Birtcher              Co-Chairman of the Board -          March 30, 1998
----------------------              BREICORP
Arthur B. Birtcher

/s/ Ronald E. Birtcher              Co-Chairman of the Board -          March 30, 1998
----------------------              BREICORP
Ronald E. Birtcher

/s/ Richard G. Wollack              Chairman of Liquidity Fund          March 30, 1998
----------------------              Asset Management, Inc.
Richard G. Wollack