Form 10-Q
period 1998-03-31
DAMSON BIRTCHER REALTY INCOME FUND I
filed 1998-05-14
CIK 745932

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended      March 31, 1998
                  --------------------------------------------------------------

Commission file number     0-13563
                      ----------------------------------------------------------


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


                                 Yes [X] No [ ]

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                      INDEX


                                                                                                          Page
                                                                                                          ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Statements of Net Assets in Liquidation - March 31, 1998 (Unaudited)
               and December 31, 1997 (Audited).......................................................      3

               Statement of Changes of Net Assets in Liquidation -
               Three Months Ended March 31, 1998 (Unaudited).........................................      4

               Statement of Operations (Unaudited) -
               Three Months Ended March 31, 1997.....................................................      5

               Statement of Cash Flows (Unaudited) -
               Three Months Ended March 31, 1997.....................................................      6

               Notes to Financial Statements (Unaudited).............................................      7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.........................................     10


PART II.       OTHER INFORMATION.....................................................................     14

                          PART I. FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS


                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                     STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                     March 31,          December 31,
                                                      1998                  1997
                                                  ------------         ------------
ASSETS (Liquidation Basis):                       (unaudited)

Properties                                        $ 36,445,000         $ 36,090,000
Cash and cash equivalents                               49,000              461,000
Accounts receivable                                    120,000              100,000
Other assets                                           122,000               99,000
                                                  ------------         ------------

   Total Assets                                     36,736,000           36,750,000
                                                  ------------         ------------

LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities               958,000              945,000
Secured loan payable                                 2,677,000            2,730,000
Accrued expenses for liquidation                     1,049.000            1,049,000
                                                  ------------         ------------

   Total Liabilities                                 4,684,000            4,724,000
                                                  ------------         ------------

Net Assets in Liquidation                         $ 32,052,000         $ 32,026,000
                                                  ============         ============


   The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)


Net assets in liquidation at December 31, 1997          $ 32,026,000

Increase (decrease) during period:
   Operating activities:
         Property operating income, net                      681,000
         Interest income                                       4,000
         General and administrative expenses                (234,000)
         Interest expense on mortgage payable                (61,000)
         Leasing commissions                                (108,000)
                                                        ------------

                                                             282,000

   Liquidating activities -
         Distribution to partners                           (256,000)
                                                        ------------

Net increase in assets in liquidation                         26,000
                                                        ------------

Net assets in liquidation at March 31, 1998             $ 32,052,000
                                                        ============


   The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                             For the
                                                           Three Months
                                                              Ended
                                                             3/31/97
                                                           ------------
REVENUES

Rental income                                              $  1,479,000
Interest income                                                  10,000
                                                           ------------
   Total revenues                                             1,489,000
                                                           ------------
EXPENSES

Operating expenses                                              377,000
Real estate taxes                                               201,000
Amortization                                                     70,000
General and administrative                                      369,000
Interest                                                         66,000
                                                           ------------

   Total expenses                                             1,083,000
                                                           ------------
NET INCOME                                                 $    406,000
                                                           ============

NET INCOME ALLOCABLE TO:

   General Partner                                         $      4,000
                                                           ============

   Limited Partners                                        $    402,000
                                                           ============


   The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        For the
                                                                     Three Months
                                                                        Ended
                                                                    March 31, 1997
                                                                     ------------
Cash flows from operating activities:
Net income                                                           $    406,000
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Amortization                                                             70,000
Changes in:
  Accounts receivable                                                     (48,000)
  Prepaid expenses and other assets                                       112,000
  Accrued rent receivable                                                   6,000
  Accounts payable and accrued liabilities                               (146,000)
                                                                     ------------
Net cash provided by operating activities                                 400,000
                                                                     ------------

Cash flows from investing activities:
   Investments in real estate                                             (34,000)
                                                                     ------------
Net cash used in investing activities                                     (34,000)
                                                                     ------------
Cash flows from financing activities:
   Principal payments on secured loan payable                             (49,000)
   Distributions                                                         (255,000)
                                                                     ------------
Net cash used in financing activities                                    (304,000)
                                                                     ------------

Net increase in cash and cash equivalents                                  62,000

Cash and cash equivalents, beginning of
   period                                                                 711,000
                                                                     ------------
Cash and cash equivalents, end of period                             $    773,000
                                                                     ============


   The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS - UNAUDITED

(1)     Accounting Policies

        The financial statements of Damson/Birtcher Realty Income Fund-I (the "Partnership") included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, are necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10- K for the year ended December 31, 1997.

        Liquidation Basis of Accounting

        On February 18, 1997, the Partnership mailed a Consent Solicitation to the Limited Partners which sought their consent to dissolve the Partnership and sell and liquidate all of its remaining properties as soon as practicable, consistent with selling the Partnership's properties to the best advantage under the circumstances. A majority in interest of the Limited Partners consented by March 14, 1997. As a result, the Partnership adopted the liquidation basis of accounting as of March 31, 1997. The liquidation basis of accounting is appropriate when liquidation appears imminent, the Partnership can no longer be classified as a going concern and the net realizable values of the Partnership's assets are reasonably determinable. The difference between the adoption of the liquidation basis of accounting as of March 14, 1997 and March 31, 1997 was not material.

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

        The Partnership adopted the liquidation basis of accounting on March 31, 1997. Comparison of results of operations to prior years, therefore, is not practical. The Statements of Net Assets in Liquidation and Statement of Changes of Net Assets in Liquidation reflect the Partnership in the process of liquidation. Prior financial statements reflect the Partnership as a going concern.

        On April 30, 1998, the General Partner accepted an offer to purchase all of the Partnership's Properties for $39,140,000 (the "Purchase Offer"). The Purchase Offer anticipates closing in approximately 60-90 days, and is subject to certain customary contingencies, including due diligence review by the purchaser and negotiation of a definitive purchase and

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(1)     Accounting Policies (Cont'd.)

        Liquidation Basis of Accounting (Cont'd.)

        sale agreement. There can be no assurance that the proposed sale of the properties will be completed. In addition to the Purchase Offer, the General Partner has received several other indications of interest from prospective purchasers to acquire all of the Partnership's remaining properties in a single transaction.

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

(2)     Transactions with Affiliates

        The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended March 31, 1998 and 1997, the Partnership incurred approximately $40,000 and $34,000, respectively, of such expenses.

        An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 3% of the gross receipts from the properties under management. Such fees amounted to approximately $42,000 and $40,000 for the three months ended March 31, 1998 and 1997, respectively. In addition, an affiliate of the General Partner received $73,000 and $78,000 for the three months ended March 31, 1998 and 1997, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs.

        As previously reported, on June 24, 1993, the Partnership completed its solicitation of written consents from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)     Transactions with Affiliates (Cont'd.)

        proposals contained in the Information Statement dated May 5, 1993. Those proposals were implemented by the Partnership as contemplated by the Information Statement as amendments to the Partnership Agreement, and are reflected in these financial statements as such.

        The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .55% for 1998 and .65% for 1997 of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended March 31, 1998 and 1997, amounted to $52,000 and $61,000, respectively.

        In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended March 31, 1998 and 1997, amounted to $23,000 and $1,000, respectively.

(3)     Commitments and Contingencies

        Litigation

        The Partnership is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business. It is the General Partner's belief that the outcome of these proceedings will not be material to the business or financial condition of the Partnership.

(4)     Accrued Expenses for Liquidation

        Accrued expenses for liquidation as of March 31, 1998, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services, the general partner's liability insurance and the pre-payment penalty associated with the anticipated early retirement of the mortgage loan secured by the Certified Warehouse property. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Liquidity and Capital Resources

        Since the completion of its acquisition program in September 1985, the Partnership has been primarily engaged in the operation of its properties. The Partnership's original objective had been to hold its properties as long-term investments. However, an Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993 which constituted at least one half of the aggregate appraised values of all Partnership properties as of that date were not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, as of December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment. In a Consent Solicitation dated February 18, 1997, the Partnership solicited and received the consent of the Limited Partners on March 14, 1997 to dissolve the Partnership and sell and liquidate all of its remaining properties as soon as practicable, consistent with selling the Partnership's properties to the best advantage under the circumstances. The Partnership's properties were held for sale throughout 1997 and continue to be held for sale.

        On April 30, 1998, the General Partner accepted an offer to purchase all of the Partnership's Properties for $39,140,000 (the "Purchase Offer"). The Purchase Offer anticipates closing in approximately 60-90 days, and is subject to certain customary contingencies, including due diligence review by the purchaser and negotiation of a definitive purchase and sale agreement. There can be no assurance that the proposed sale of the properties will be completed. In addition to the Purchase Offer, the General Partner has received several other indications of interest from prospective purchasers to acquire all of the Partnership's remaining properties in a single transaction.

        Regular distributions through March 31, 1998 represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital reserve requirements.

        During the first quarter of 1998, the Partnership spent approximately $356,000 on tenant and capital improvements on Cornerstone, Ladera, Terracentre and Certified Warehouse, plus a leasing commission of approximately $73,000 for Certified Warehouse. Together with a reduction in rental income of $248,000 due to the Certified Warehouse vacancy, these expenditures depleted the Partnership's cash reserves from $461,000 at the beginning of the quarter to $49,000 at the end. The Partnership has begun to replenish these reserves, but based upon currently budgeted revenues and expenses, it will not make a distribution of cash from operations to its Limited Partners this quarter or next.

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

        Results of Operations for the Three Months Ended March 31, 1998

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

        For the three months ended March 31, 1998, the Partnership generated $681,000 of net operating income from operations of its properties. The decrease in net operating income for the three months ended March 31,

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

        Results of Operations for the Three Months Ended March 31, 1998
        (Cont'd.)

        1998 when compared to the same period in 1997 was primarily the result of a decrease in rental revenue at Certified Warehouse ($248,000) and an in increase in HVAC repair costs at Terracentre ($34,000). These negative impacts were partially offset by higher rental income at Cornerstone Shopping Center that resulted from a higher overall occupancy in 1998.

        In September and November 1997, Certified Warehouse and Transfer Company, Inc. vacated Certified Distribution Center. Although the General Partner successfully completed negotiation of a 123,074 square foot lease with Quality Distribution effective March 1, 1998 at a rate greater than before, the remaining 189,115 square foot vacancy will have a negative impact on future distributions of cash from operations to the Limited Partners.

        Interest income resulted from the temporary investment of Partnership working capital. For the three months ended March 31, 1998, interest income was approximately $4,000.

        General and administrative expenses for the three months ended March 31, 1998, include charges of $116,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three months ended March 31, 1998, are direct charges of $118,000, relating to audit fees, tax preparation fees, legal fees and professional services, liability insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

        The decrease in general and administrative expenses for the three months ended March 31, 1998, as compared to the corresponding period in 1997, was primarily attributable to the decrease in legal, professional services and mailing costs associated with the Partnership's solicitation of the Limited Partners consent for the liquidation of the Partnership in March 1997.

        Accrued expenses for liquidation, as reflected in the Statements of Net Assets in Liquidation since March 31, 1997, are not included in results of operations for the three month period ended March 31, 1997. The liquidation basis of accounting was adopted on March 31, 1997, therefore, it was not appropriate to include such adjustments in the results of operations for prior periods. Accrued expenses for liquidation as of March 31, 1998, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, professional services, the general partner's liability insurance and the pre-payment penalty associated with the anticipated early retirement of the mortgage loan secured by the Certified Warehouse property. The actual costs could vary significantly from the related

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)

        Results of Operations for the Three Months Ended March 31, 1998
        (Cont'd.)

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


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        a)     Exhibits:

               27 - Financial Data Schedule

        b)     Reports on Form 8-K:

               None filed in quarter ended March 31, 1998.

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


By: DAMSON/BIRTCHER PARTNERS  By: BIRTCHER PARTNERS,
    (General Partner)             a California general partnership

                                  By: BIRTCHER INVESTMENTS,
                                      a California general partnership,
                                      General Partner of Birtcher Partners

                                      By: BIRTCHER LIMITED,
                                          a California limited partnership,
                                          General Partner of Birtcher
                                          Investments

                                          By: BREICORP,
                                              a California corporation,
                                              formerly known as Birtcher
                                              Real Estate Inc., General
                                              Partner of Birtcher Limited

Date: May 12, 1998                            By: /s/Robert M. Anderson
                                                  ---------------------
                                                  Robert M. Anderson
                                                  Executive Director
                                                  BREICORP

                              By: LF Special Fund II, L.P.,
                                  a California limited partnership

                                  By: Liquidity Fund Asset Management, Inc.,
                                      a California corporation, General
                                      Partner of LF Special Fund II, L.P.

Date: May 12, 1998                    By: /s/ Brent R. Donaldson
                                          ----------------------
                                          Brent R. Donaldson
                                          President
                                          Liquidity Fund Asset Management, Inc.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------
27                            Financial Data Schedule