Form 10-Q
period 1998-06-30
DAMSON BIRTCHER REALTY INCOME FUND I
filed 1998-08-13
CIK 745932

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------


For Quarter Ended           June 30, 1998
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


                                 (949) 643-7700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


                                    Yes   X    No
                                        ----      ----

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                    ----------------------------------------

                                      INDEX
                                      -----



                                                                                                          Page
                                                                                                          ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Statements of Net Assets in Liquidation - June 30, 1998 (Unaudited)
                  and December 31, 1997 (Audited)......................................................     3

                  Statements of Changes of Net Assets in Liquidation -
                  Three Months Ended June 30, 1998 and 1997 and Six Months Ended
                  June 30, 1998(Unaudited).............................................................     4

                  Statement of Operations (Unaudited) -
                  Three Months Ended March 31, 1997....................................................     5

                  Statement of Cash Flows (Unaudited) -
                  Three Months Ended March 31, 1997....................................................     6

                  Notes to Financial Statements (Unaudited)............................................     7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........................................    11


PART II.          OTHER INFORMATION....................................................................    15

                          PART I. FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS


                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                     STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                      June 30,       December 31,
                                                        1998             1997
                                                    -----------      -----------
                                                    (unaudited)
ASSETS (Liquidation Basis):
---------------------------

Properties                                          $34,082,000      $36,090,000

Cash and cash equivalents                               162,000          461,000
Accounts receivable                                      81,000          100,000
Other assets                                            145,000           99,000
                                                    -----------      -----------

    Total Assets                                     34,470,000       36,750,000
                                                    -----------      -----------

LIABILITIES (Liquidation Basis):
--------------------------------

Accounts payable and accrued liabilities                877,000          945,000
Secured loan payable                                  2,622,000        2,730,000
Accrued expenses for liquidation                      1,049,000        1,049,000
                                                    -----------      -----------

    Total Liabilities                                 4,548,000        4,724,000
                                                    -----------      -----------

Net Assets in Liquidation                           $29,922,000      $32,026,000
                                                    ===========      ===========



The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)
               --------------------------------------------------



                                              Three Months     Three Months       Six Months
                                                 Ended            Ended             Ended
                                             June 30, 1998    June 30, 1997      June 30, 1998
                                             ------------      ------------      ------------
Net assets in liquidation at beginning
of period                                    $ 32,052,000      $ 32,002,000      $ 32,026,000
Increase (decrease) during period:
  Operating activities:
    Property operating income, net                911,000           796,000         1,592,000
    Interest income                                 1,000             9,000             6,000
    General and administrative expenses          (273,000)         (357,000)         (507,000)
    Interest expense on mortgage payable          (59,000)          (64,000)         (121,000)
    Leasing commissions                          (110,000)          (49,000)         (218,000)
                                             ------------      ------------      ------------

                                                  470,000           335,000           752,000
                                             ------------      ------------      ------------

Liquidating activities:
    Adjustment to the carrying value
     of properties in liquidation              (2,600,000)               --        (2,600,000)
    Distributions to partners                          --          (256,000)         (256,000)
                                             ------------      ------------      ------------

                                               (2,600,000)         (256,000)       (2,856,000)
                                             ------------      ------------      ------------

Net (decrease)increase in assets
 in liquidation                                (2,130,000)           79,000        (2,104,000)
                                             ------------      ------------      ------------

Net assets in liquidation at end
of period                                    $ 29,922,000      $ 32,081,000      $ 29,922,000
                                             ============      ============      ============


The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                      ------------------------------------



                                                                        For the
                                                                      Three Months
                                                                         Ended
                                                                        3/31/97
                                                                      ----------
REVENUES

Rental income                                                         $1,479,000
Interest income                                                           10,000
                                                                      ----------

   Total revenues                                                      1,489,000
                                                                      ----------

EXPENSES

Operating expenses                                                       377,000
Real estate taxes                                                        201,000
Amortization                                                              70,000
General and administrative                                               369,000
Interest                                                                  66,000
                                                                      ----------

   Total expenses                                                      1,083,000
                                                                      ----------

NET INCOME                                                            $  406,000
                                                                      ==========

NET INCOME ALLOCABLE TO:

   General Partner                                                    $    4,000
                                                                      ==========

   Limited Partners                                                   $  402,000
                                                                      ==========





   The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                      ------------------------------------



                                                                       For the
                                                                     Three Months
                                                                        Ended
                                                                    March 31, 1997
                                                                    --------------
Cash flows from operating activities:
    Net income                                                        $ 406,000
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Amortization                                                         70,000
Changes in:
    Accounts receivable                                                 (48,000)
    Prepaid expenses and other assets                                   112,000
    Accrued rent receivable                                               6,000
    Accounts payable and accrued liabilities                           (146,000)
                                                                      ---------
Net cash provided by operating activities                               400,000

Cash flows from investing activities:
    Investments in real estate                                          (34,000)
                                                                      ---------
Net cash used in investing activities                                   (34,000)

Cash flows from financing activities:
    Principal payments on secured loan payable                          (49,000)
    Distributions                                                      (255,000)
                                                                      ---------
Net cash used in financing activities                                  (304,000)

Net increase in cash and cash equivalents                                62,000

Cash and cash equivalents, beginning of period                          711,000
                                                                      ---------

Cash and cash equivalents, end of period                              $ 773,000
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS - UNAUDITED

(1)      Accounting Policies

         The financial statements of Damson/Birtcher Realty Income Fund-I (the "Partnership") included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, are necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

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

         The Partnership adopted the liquidation basis of accounting on March 31, 1997. Comparison of results of operations to prior years through March 31, 1997, therefore, is not practical. The Statements of Net Assets in Liquidation and Statements of Changes of Net Assets in Liquidation reflect the Partnership in the process of liquidation. Prior financial statements reflect the Partnership as a going concern.

         On April 30, 1998, the General Partner accepted an offer to purchase all of the Partnership's properties for $39,140,000, subject to customary contingencies, including due diligence review by the purchaser and negotiation of a definitive Purchase and Sale Agreement (the "Purchase Offer"). At that time, the buyer anticipated closing the transaction in approximately 60-90 days.

         Since that time, the General Partner and buyer have been working to finalize a definitive Purchase and Sale Agreement, but have not yet

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(1)      Accounting Policies (Cont'd.)

         Liquidation Basis of Accounting (Cont'd.)

         completed that negotiation. The most significant open issue is the purchase price, which in the Purchase Offer was based upon certain assumptions concerning existing occupancy, the lease-up of vacant space and the required capital expenditures to complete the lease-up.

         Several of the Partnership's properties, including The Cornerstone (76% leased), Certified Distribution Center (39% leased), Ladera-I Shopping Center (80% leased) and Oakpointe (91% leased) have not performed to expectations. As a consequence, the buyer has reduced its offer, based upon lower than expected revenue and the anticipated cost to reconfigure, build out and lease-up these properties. The parties are therefore likely to agree to a final purchase price between $33,000,000 and $35,000,000 and are negotiating a formula to credit the Partnership should any space be leased before the final closing of the sale.

         The General Partner believes that the parties will reach agreement and currently anticipates finalization of a definitive Purchase and Sale Agreement by August 31, 1998. Once that is accomplished, the General Partner estimates that closing will take approximately 45-75 additional days. In the interim, the General Partner will be working to lease-up the vacant space.

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

(2)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended June 30, 1998 and 1997, the Partnership incurred approximately $50,000 and $45,000, respectively. For the six months there ended, such expenses were $90,000 and $79,000, respectively.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENT - UNAUDITED (Cont'd.)

(2)      Transactions with Affiliates (Cont'd.)

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 3% of the gross receipts from the properties under management. Such fees amounted to approximately $44,000 and $40,000 for the three months ended June 30, 1998 and 1997, respectively. For the six months there ended, these fees amounted to $85,000 and $81,000, respectively. In addition, an affiliate of the General Partner received $87,000 and $78,000 for the three months ended June 30, 1998 and 1997, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs. For the six months there ended, such reimbursements were $161,000 and $157,000, respectively.

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

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .55% for 1998 and .65% for 1997 of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended June 30, 1998 and 1997, amounted to $52,000 and $61,000, respectively. For the six months there ended, these fees amounted to $105,000 and $122,000, respectively.

         In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended June 30, 1998 and 1997, amounted to $12,000 and $9,000, respectively. For the six months there ended, such fees were $35,000 and $9,000, respectively.

(3)      Commitments and Contingencies

         Litigation

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings.

(4)      Accrued Expenses for Liquidation

         Accrued expenses for liquidation as of June 30, 1998, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services, the general partner's liability insurance and the pre-payment penalty associated with the anticipated early retirement of the mortgage loan secured by the Certified Distribution Center property. The actual costs could vary significantly from the related provisions due to the uncertainty related

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENT - UNAUDITED (Cont'd.)

(4)      Accrued Expenses for Liquidation (Cont'd.)

         to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         Since the completion of its acquisition program in September 1985, the Partnership has been engaged in the operation of its properties. The Partnership's original objective had been to hold its properties as long-term investments. However, an Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993 which constituted at least one half of the aggregate appraised values of all Partnership properties as of that date were not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, as of December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment. In a Consent Solicitation dated February 18, 1997, the Partnership solicited and received the consent of the Limited Partners on March 14, 1997 to dissolve the Partnership and sell and liquidate all of its remaining properties as soon as practicable, consistent with selling the Partnership's properties to the best advantage under the circumstances. The Partnership's properties were held for sale throughout 1997 and continue to be held for sale.

         On April 30, 1998, the General Partner accepted an offer to purchase all of the Partnership's properties for $39,140,000, subject to customary contingencies, including due diligence review by the purchaser and negotiation of a definitive Purchase and Sale Agreement (the "Purchase Offer"). At that time, the buyer anticipated closing the transaction in approximately 60-90 days.

         Since that time, the General Partner and buyer have been working to finalize a definitive Purchase and Sale Agreement, but have not yet completed that negotiation. The most significant open issue is the purchase price, which in the Purchase Offer was based upon certain assumptions concerning existing occupancy, the lease-up of vacant space and the required capital expenditures to complete the lease-up.

         Several of the Partnership's properties, including The Cornerstone (76% leased), Certified Distribution Center (39% leased), Ladera-I Shopping Center (80% leased) and Oakpointe (91% leased) have not performed to expectations. As a consequence, the buyer has reduced its offer, based upon lower than expected revenue and the anticipated cost to reconfigure, build out and lease-up these properties. The parties are therefore likely to agree to a final purchase price between $33,000,000 and $35,000,000 and are negotiating a formula to credit the Partnership should any space be leased before the final closing of the sale.

         The General Partner believes that the parties will reach agreement and currently anticipates finalization of a definitive Purchase and Sale Agreement by August 31, 1998. Once that is accomplished, the General Partner estimates that closing will take approximately 45-75 additional days. In the interim, the General Partner will be working to lease-up the vacant space.

         The prospective buyer (the "Purchaser") is Abbey Investments, Inc., an

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)

         affiliate of The Abbey Company. The Abbey Company is a Southern California-based real estate operating company founded in 1990. The Purchaser is not affiliated in any way with the Partnership or the General Partner, or any of the General Partner's principals or affiliates.

         The Purchaser currently does not own or operate real property outside of Southern California. Therefore, it is seeking to negotiate a property management agreement with Birtcher to manage the properties after the closing.

         In contemplation of the proposed transaction, the General Partner has reduced the carrying value of properties in liquidation by $2,600,000 at June 30, 1998. However, there can be no assurance that the proposed sale of the properties will be completed.

         Regular distributions through June 30, 1998 represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital reserve requirements.

         During 1998, the Partnership spent approximately $592,000 on tenant and capital improvements for The Cornerstone, Ladera, Terracentre and Certified Distribution Center. In addition, leasing commissions of approximately $218,000 were incurred for Certified Distribution Center, The Cornerstone, Terracentre and Washington Technical Center. These expenditures contributed to an overall reduction of the Partnership's cash reserves from $461,000 at the beginning of the year to $162,000 as of June 30, 1998. The Partnership has begun to replenish these reserves, but based upon currently budgeted revenues and expenses, it will not make a distribution of cash from operations to its limited partners this quarter.

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

         Results of Operations for the Three Months Ended June 30, 1998

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

         For the three months ended June 30, 1998, the Partnership generated $911,000 of net operating income from operations of its properties. The increase in net operating income for the three months ended June 30, 1998 when compared to the same period in 1997 was primarily attributable to an increase in rental income and the collection of an early lease termination fee at The Cornerstone ($241,000). The aforementioned increases were partially offset by a decrease in rental income at Certified Distribution Center ($131,000) that resulted from lower occupancy in 1998.

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

         Interest income resulted from the temporary investment of Partnership working capital. For the three months ended June 30, 1998, interest income was approximately $1,000.

         General and administrative expenses for the three months ended June 30, 1998, include charges of $114,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three months ended June 30, 1998, are direct charges of $159,000, relating to audit fees, tax preparation fees, legal fees and professional services, liability insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         The decrease in general and administrative expenses for the three months ended June 30, 1998, as compared to the corresponding period in 1997, was primarily attributable to the decrease in legal, professional services and mailing costs associated with the Partnership's solicitation of the Limited Partners consent for the liquidation of the Partnership in March 1997.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended June 30, 1998
         (Cont'd.)

         Accrued expenses for liquidation, as reflected in the Statements of Net Assets in Liquidation since March 31, 1997, are not included in results of operations for the three month period ended March 31, 1997. The liquidation basis of accounting was adopted on March 31, 1997 therefore, it was not appropriate to include such adjustments in the results of operations for prior periods. Accrued expenses for liquidation as of June 30, 1998, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, professional services, the general partner's liability insurance and the pre-payment penalty associated with the anticipated early retirement of the mortgage loan secured by the Certified Distribution Center property. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)     Exhibits:

                27 - Financial Data Schedule

         b)     Reports on Form 8-K:

                None filed in quarter ended June 30, 1998.

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


By: DAMSON/BIRTCHER PARTNERS      By: BIRTCHER PARTNERS,
    (General Partner)                 a California general partnership

                                      By: BIRTCHER INVESTMENTS,
                                          a California general partnership,
                                          General Partner of Birtcher Partners

                                          By: BIRTCHER LIMITED,
                                              a California limited partnership,
                                              General Partner of Birtcher
                                              Investments

                                              By: BREICORP,
                                                  a California corporation,
                                                  formerly known as Birtcher
                                                  Real Estate Inc., General
                                                  Partner of Birtcher Limited

Date:  August 10, 1998                            By: /s/Robert M. Anderson
                                                      -------------------------
                                                      Robert M. Anderson
                                                      Executive Director
                                                      BREICORP

                                  By: LF Special Fund II, L.P.,
                                      a California limited partnership

                                      By: Liquidity Fund Asset Management, Inc.,
                                          a California corporation, General
                                          Partner of LF Special Fund II, L.P.

Date:    August 10, 1998                  By: /s/ Brent R. Donaldson
                                              -------------------------
                                              Brent R. Donaldson
                                              President
                                              Liquidity Fund Asset
                                              Management, Inc.

                                 EXHIBIT INDEX

Exhibit
Number          Description
------          -----------
  27            Financial Data Schedule