Form 10-Q
period 1998-09-30
DAMSON BIRTCHER REALTY INCOME FUND I
filed 1998-11-16
CIK 745932

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   ------------------------------------------


For Quarter Ended           September 30, 1998
                         -------------------------------------------------------

Commission file number          0-13563
                         -------------------------------------------------------

                     DAMSON/BIRTCHER REALTY INCOME FUND - I
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Pennsylvania                         13-3264491
--------------------------------------------------------------------------------
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)           Identification No.)


   27611 La Paz Road, P.O. Box 30009, Laguna Niguel, California   92607-0009
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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                  ---------------------------------------------

                                      INDEX
                                      -----


                                                                                       Page
                                                                                       ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statements of Net Assets in Liquidation - September 30, 1998
          (Unaudited)and December 31, 1997 (Audited)...............................      3

          Statements of Changes of Net Assets in Liquidation -
          Three Months Ended September 30, 1998 and 1997 and Nine Months
          Ended September 30, 1998(Unaudited)......................................      4

          Statement of Operations (Unaudited) -
          Three Months Ended March 31, 1997........................................      5

          Statement of Cash Flows (Unaudited) -
          Three Months Ended March 31, 1997........................................      6

          Notes to Financial Statements (Unaudited)................................      7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations............................     12


PART II.  OTHER INFORMATION........................................................     17



                          PART I. FINANCIAL INFORMATION
                          -----------------------------


ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                     ---------------------------------------


                                                                            September 30,       December 31,
                                                                               1998                 1997
                                                                            -------------       ------------
ASSETS (Liquidation Basis):                                                 (unaudited)
---------------------------
Properties                                                                  $34,327,000         $36,090,000

Cash and cash equivalents                                                       456,000             461,000
Accounts receivable, net                                                         43,000             100,000
Other assets                                                                    224,000              99,000
                                                                            -----------         -----------

   Total Assets                                                              35,050,000          36,750,000
                                                                            -----------         -----------

LIABILITIES (Liquidation Basis):
--------------------------------

Accounts payable and accrued liabilities                                        935,000             945,000
Secured loan payable                                                          2,566,000           2,730,000
Accrued expenses for liquidation                                              1,049,000           1,049,000
                                                                            -----------         -----------

   Total Liabilities                                                          4,550,000           4,724,000
                                                                            -----------         -----------

Net Assets in Liquidation                                                   $30,500,000         $32,026,000
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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)
               --------------------------------------------------


                                                                                              Nine Months
                                                             Three Months Ended                  Ended
                                                                September 30,                September 30,
                                                            1998               1997              1998
                                                        ------------       ------------      -------------

  Net assets in liquidation at beginning
  of period                                              $29,922,000       $32,081,000        $32,026,000
  Increase (decrease) during period:
    Operating activities:
      Property operating income, net                         922,000           859,000          2,514,000
      Interest income                                          3,000             8,000              9,000
      General and administrative expenses                   (240,000)         (304,000)          (748,000)
      Interest expense on mortgage payable                   (59,000)          (63,000)          (179,000)
      Leasing commissions                                    (48,000)          (61,000)          (266,000)
                                                         -----------       -----------        -----------
                                                             578,000           439,000          1,330,000
                                                         -----------       -----------        -----------

  Liquidating activities:
      Adjustment to the carrying value
       of properties in liquidation                               --                --         (2,600,000)
      Distributions to partners                                   --          (256,000)          (256,000)
                                                         -----------       -----------        -----------

                                                                  --          (256,000)        (2,856,000)
                                                         -----------       -----------        -----------

  Net increase (decrease) in assets
   in liquidation                                            578,000           183,000         (1,526,000)
                                                         -----------       -----------        -----------

  Net assets in liquidation at end
  of period                                              $30,500,000       $32,264,000        $30,500,000
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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                      ------------------------------------


                                                                  For the
                                                                Three Months
                                                                   Ended
                                                                  3/31/97
                                                                ------------
           REVENUES
           --------

           Rental income                                         $1,479,000
           Interest income                                           10,000
                                                                 ----------
              Total revenues                                      1,489,000
                                                                 ----------
           EXPENSES
           --------

           Operating expenses                                       377,000
           Real estate taxes                                        201,000
           Amortization                                              70,000
           General and administrative                               369,000
           Interest                                                  66,000
                                                                 ----------
              Total expenses                                      1,083,000
                                                                 ----------
           NET INCOME                                            $  406,000
                                                                 ==========
           NET INCOME ALLOCABLE TO:

              General Partner                                    $    4,000
                                                                 ==========
              Limited Partners                                   $  402,000
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

        Sale of the Properties

        On April 30, 1998, the General Partner accepted an offer to purchase all of the Partnership's properties for $39,140,000, subject to customary contingencies, including due diligence review by the purchaser and negotiation of a definitive Purchase and Sale Agreement (the "Purchase Offer"). At that time, the buyer, Abbey Investments, Inc. ("Abbey"), anticipated closing the transaction in approximately 60-90 days.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)
---------------------------------------------------

(1)     Accounting Policies (Cont'd.)
        -------------------

        Sale of the Properties (Cont'd.)

        Since that time, the General Partner and the buyer have been working to finalize a definitive Purchase and Sale Agreement, and that negotiation culminated in an executed agreement dated as of November 9, 1998.

        As previously reported, several of the Partnership's properties, including The Cornerstone (76% leased), Certified Distribution Center (39% leased), Ladera-I Shopping Center (80% leased) and Oakpointe (91% leased) have not performed to expectations. As a consequence, the buyer has reduced its offer, based upon lower than expected revenue and the anticipated cost to reconfigure, build out and lease-up these properties. As a result, the parties have agreed to a final purchase price range between $34,500,000 and $36,000,000, depending upon final occupancy rates at the time of closing, as described below. Based upon an aggregate price of $34,500,000, the purchase price would be allocated as follows:

        ----------------------------------------------  --------------------- -----------------
                         PROPERTIES                        PURCHASE PRICE       DISPOSITION
                                                                                FEES EARNED
        ----------------------------------------------- --------------------- -----------------
        Certified Distribution Center                       $ 6,500,000              -0-
        ----------------------------------------------- --------------------- -----------------
        The Cornerstone                                       7,700,000              -0-
        ----------------------------------------------- --------------------- -----------------
        Terracentre                                           3,300,000            $82,500
        ----------------------------------------------- --------------------- -----------------
        Ladera-I Shopping Center                              5,400,000              -0-
        ----------------------------------------------- --------------------- -----------------
        Oakpointe                                             7,100,000              -0-
        ----------------------------------------------- --------------------- -----------------
        Washington Technical Center                           4,500,000           $112,500
        ----------------------------------------------- --------------------- -----------------
            Total                                           $34,500,000           $195,000
        ----------------------------------------------- --------------------- -----------------

        Deposit. Abbey will deposit into an interest-bearing escrow an initial deposit of $200,000. This deposit plus all interest earned is refundable to Abbey (less one-half of any escrow charges) until the Partnership has satisfied all of its presale obligations or those obligations are waived by Abbey, or until January 23, 1999. Thereafter, the deposit is nonrefundable and it and all interest earned shall be applied to the payment of the purchase price.

        Conditions. The close of the sale is subject to, among other things, Abbey's approval of title conditions, review of operating documents and reports, physical inspection of the properties, and receipt of tenant estoppel certificates. Escrow fees and costs will be shared equally; in general, other costs will be borne in accordance with how those cost are shared in each county in which the real property is located.

        Default. If the Partnership defaults in its obligations under the Purchase and Sale Agreements, Abbey may either (i) terminate the agreements, take back its deposit plus any interest earned, and receive from the Partnership Abbey's actual out-of-pocket expenses, including reasonable attorneys fees and costs or (ii) seek specific performance of the agreements. If Abbey defaults after the contingency period, the Partnership is entitled to keep the deposit plus any interest earned. Abbey and the Partnership have also agreed to refer any disputes to a retired judge or other private arbitrator should a dispute arise.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)
---------------------------------------------------

(1)     Accounting Policies (Cont'd.)
        -------------------

        Sale of the Properties (Cont'd.)

        Price adjustments; vacant space; earnout. The purchase price will be between $34,500,000 and $36,000,000, depending upon whether or not certain space in the Partnership's properties that is currently vacant or soon-to-be-vacant is leased before closing. The General Partner and Abbey have agreed on a formula that, in general, credits the Partnership for new leases on certain vacant space, or expanding certain current leases, prior to closing. According to this formula, the purchase price will never drop below $34,500,000 nor rise above $36,000,000. A sale in this price range will provide Limited Partners with a final distribution of approximately $306 to $322 per $1,000 original investment.

        Disposition fees. Pursuant to the Partnership Agreement, the General Partner will earn a Disposition Fee of 2.5% of the sale price of certain properties, as set forth in the table above. The amount of the fee will vary depending upon the final sale price of each property. The General Partner will not receive any other fees or distribution of proceeds from the sale of the properties to Abbey.

        Management agreement. At closing, Abbey will enter into a property management agreement with Birtcher Property Services ("BPS") to manage all of the Partnership's properties, plus the properties currently owned by Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners
        III. BPS is an affiliate of Birtcher Partners. BPS has no relationship or affiliation with Liquidity Fund or any of its affiliates.

        The property management agreement has a three year term, during which time BPS will be Abbey's exclusive agent to lease, operate and maintain the properties. For these services, Abbey will pay BPS an annual asset management fee based on performance of the properties measured by the net operating income they generate. The asset management fee will never be greater than an amount equal to 1% of the final sales price of each property as set forth in the Purchase and Sale Agreements. In addition, Abbey will pay BPS a property management fee equal to 3% of gross rents collected, and leasing fees of 6.5% of total lease consideration (less third-party brokerage commissions, which are expected to be 5-6%) for new leases and 2% (0% if third-party brokers are involved) for renewals. BPS will be responsible for all of its costs and expenses associated with performing pursuant to the management agreement. The agreement (covering all of the Partnership's properties plus those of Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners
        III) may be terminated without cause by Abbey at any time six months after closing. Termination requires 60 days notice and payment of a termination fee that approximates a 1% asset management fee, plus a 3% property management fee, for the remainder of the term that is equal to $2.7 million, less $100,000 for each month of the contract term that has expired.

        Earnings Per Unit

        The Partnership Agreement does not designate investment interests in units. All investment interests are calculated on a "percent of Partnership" basis, in part to accommodate original reduced rates on sales commissions

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)
---------------------------------------------------

(1)     Accounting Policies (Cont'd.)
        -------------------

        Earnings Per Unit (Cont'd.)

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

(2)     Transactions with Affiliates
        ----------------------------

        The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended September 30, 1998 and 1997, the Partnership incurred approximately $25,000 and $43,000, respectively. For the nine months there ended, such expenses were $115,000 and $122,000, respectively.

        An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 3% of the gross receipts from the properties under management. Such fees amounted to approximately $47,000 and $42,000 for the three months ended September 30, 1998 and 1997, respectively. For the nine months there ended, these fees amounted to $133,000 and $123,000, respectively. In addition, an affiliate of the General Partner received $76,000 and $79,000 for the three months ended September 30, 1998 and 1997, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs. For the nine months there ended, such reimbursements were $236,000 and $236,000, respectively.

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

        The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .55% for 1998 and .65% for 1997 of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year. Such fees for the three months ended September 30, 1998 and 1997, amounted to $52,000 and $61,000, respectively. For the nine months there ended, these fees amounted to $157,000 and $184,000, respectively.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENT - UNAUDITED (Cont'd.)
--------------------------------------------------

2)      Transactions with Affiliates (Cont'd.)
        ----------------------------

        In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended September 30, 1998 and 1997, amounted to $8,000 and $16,000, respectively. For the nine months there ended, such fees were $43,000 and $25,000, respectively.

(3)     Commitments and Contingencies
        -----------------------------

        Litigation

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

        In September 1998, Bigelow/Diversified Secondary Partnership 1990 informed the Partnership that it was filing suit in the Delaware Chancery Court against Damson/Birtcher Partners, Birtcher Investors, Birtcher Liquidity Properties, Birtcher Investments, BREICORP, LF Special Fund I, LP, LF Special Fund II. LP, Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging a purported class action on behalf of the limited partners of Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III alleging breach of fiduciary duty and incorporating the allegations set forth in the previously dismissed March 25, 1998 complaint filed in the Court of Chancery of Philadelphia County. One of the stated purposes of the Delaware complaint is to enjoin the pending transaction with Abbey. Plaintiff has engaged in preliminary discovery and the parties have held settlement discussions. No motions are pending at this time.

(4)     Accrued Expenses for Liquidation
        --------------------------------

        Accrued expenses for liquidation as of September 30, 1998, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services, the general partner's liability insurance and the pre-payment penalty associated with the anticipated early retirement of the mortgage loan secured by the Certified Distribution Center property. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

        Since that time, the General Partner and the buyer have been working to finalize a definitive Purchase and Sale Agreement, and that negotiation culminated in an executed agreement dated as of November 9, 1998.

        The prospective buyer (the "Purchaser") is Abbey Investments, Inc., an affiliate of The Abbey Company. The Abbey Company is a Southern California-based real estate operating company founded in 1990. The Purchaser is not affiliated in any way with the Partnership or the General Partner, or any of the General Partner's principals or affiliates.

        As previously reported, several of the Partnership's properties, including The Cornerstone (76% leased), Certified Distribution Center (39% leased), Ladera-I Shopping Center (80% leased) and Oakpointe (91% leased) have not performed to expectations. As a consequence, the buyer has reduced its offer, based upon lower than expected revenue and the anticipated cost to reconfigure, build out and lease-up these properties. As a result, the parties have agreed to a final purchase price range between $34,500,000 and $36,000,000, depending upon final occupancy rates at the time of closing, as described below. Based upon an aggregate price of $34,500,000, the purchase price would be allocated as follows:

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS (Cont'd.)
        -----------------------

        Liquidity and Capital Resources (Cont'd.)
        -------------------------------

        ----------------------------------------------  --------------------- -----------------
                         PROPERTIES                        PURCHASE PRICE       DISPOSITION
                                                                                FEES EARNED
        ----------------------------------------------- --------------------- -----------------
        Certified Distribution Center                       $ 6,500,000              -0-
        ----------------------------------------------- --------------------- -----------------
        The Cornerstone                                       7,700,000              -0-
        ----------------------------------------------- --------------------- -----------------
        Terracentre                                           3,300,000            $82,500
        ----------------------------------------------- --------------------- -----------------
        Ladera-I Shopping Center                              5,400,000              -0-
        ----------------------------------------------- --------------------- -----------------
        Oakpointe                                             7,100,000              -0-
        ----------------------------------------------- --------------------- -----------------
        Washington Technical Center                           4,500,000           $112,500
        ----------------------------------------------- --------------------- -----------------
            Total                                           $34,500,000           $195,000
        ----------------------------------------------- --------------------- -----------------

        Deposit. Abbey will deposit into an interest-bearing escrow an initial deposit of $200,000. This deposit plus all interest earned is refundable to Abbey (less one-half of any escrow charges) until the Partnership has satisfied all of its presale obligations or those obligations are waived by Abbey, or until January 23, 1999. Thereafter, the deposit is nonrefundable and it and all interest earned shall be applied to the payment of the purchase price.

        Conditions. The close of the sale is subject to, among other things, Abbey's approval of title conditions, review of operating documents and reports, physical inspection of the properties, and receipt of tenant estoppel certificates. Escrow fees and costs will be shared equally; in general, other costs will be borne in accordance with how those cost are shared in each county in which the real property is located.

        Default. If the Partnership defaults in its obligations under the Purchase and Sale Agreements, Abbey may either (i) terminate the agreements, take back its deposit plus any interest earned, and receive from the Partnership Abbey's actual out-of-pocket expenses, including reasonable attorneys fees and costs or (ii) seek specific performance of the agreements. If Abbey defaults after the contingency period, the Partnership is entitled to keep the deposit plus any interest earned. Abbey and the Partnership have also agreed to refer any disputes to a retired judge or other private arbitrator should a dispute arise.

        Price adjustments; vacant space; earnout. The purchase price will be between $34,500,000 and $36,000,000, depending upon whether or not certain space in the Partnership's properties that is currently vacant or soon-to-be-vacant is leased before closing. The General Partner and Abbey have agreed on a formula that in general, credits the Partnership for new leases on certain vacant space, or expanding certain current leases, prior to closing. According to this formula, the purchase price will never drop below $34,500,000 nor rise above $36,000,000. A sale in this price range will provide Limited Partners with a final distribution of approximately $306 to $322 per $1,000 original investment.

        Disposition fees. Pursuant to the Partnership Agreement, the General Partner will earn a Disposition Fee of 2.5% of the sale price of certain properties, as set forth in the table above. The amount of the fee will

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS (Cont'd.)
        -------------

        Liquidity and Capital Resources (Cont'd.)
        -------------------------------

        vary depending upon the final sale price of each property. The General Partner will not receive any other fees or distribution of proceeds from the sale of the properties to Abbey.

        Management agreement. At closing, Abbey will enter into a property management agreement with Birtcher Property Services ("BPS") to manage all of the Partnership's properties, plus the properties currently owned by Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners
        III. BPS is an affiliate of Birtcher Partners. BPS has no relationship or affiliation with Liquidity Fund or any of its affiliates.

        The property management agreement has a three year term, during which time BPS will be Abbey's exclusive agent to lease, operate and maintain the properties. For these services, Abbey will pay BPS an annual asset management fee based on performance of the properties measured by the net operating income they generate. The asset management fee will never be greater than an amount equal to 1% of the final sales price of each property as set forth in the Purchase and Sale Agreements. In addition, Abbey will pay BPS a property management fee equal to 3% of gross rents collected, and leasing fees of 6.5% of total lease consideration (less third-party brokerage commissions, which are expected to be 5-6%) for new leases and 2% (0% if third-party brokers are involved) for renewals. BPS will be responsible for all of its costs and expenses associated with performing pursuant to the management agreement. The agreement (covering all of the Partnership's properties plus those of Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners
        III) may be terminated without cause by Abbey at any time six months after closing. Termination requires 60 days notice and payment of a termination fee that approximates a 1% asset management fee, plus a 3% property management fee, for the remainder of the term that is equal to $2.7 million, less $100,000 for each month of the contract term that has expired.

        In contemplation of the proposed transaction, the General Partner reduced the carrying value of properties in liquidation by $2,600,000 at June 30, 1998. However, there can be no assurance that the proposed sale of the properties will be completed.

        Regular distributions through September 30, 1998 represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital reserve requirements.

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

        Liquidity and Capital Resources (Cont'd.)
        -------------------------------

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

        In March 1996, the Partnership entered into a loan agreement pursuant to which it could borrow up to $1,500,000 (similar to a credit line arrangement), evidenced by a note secured by a first deed of trust and financing statement on the Ladera I Shopping Center in Albuquerque, New Mexico. Pursuant to the note and loan agreement, the Partnership borrowed $700,000 in March 1996. The net proceeds of the foregoing loan were used to fund a portion of the renovation and tenant improvements at The Cornerstone and tenant improvements at Oakpointe. The Partnership made interest only payments at the rate of 1% over prime (the loan rate was 9.25%) through November 1996, when the entire balance was paid off utilizing a portion of the proceeds from the sale of Arlington Executive Plaza. The Partnership has the ability to borrow against this credit facility (up to $1,500,000) through March 31, 1999.

        Results of Operations for the Three Months Ended September 30, 1998
        -------------------------------------------------------------------

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

        For the three months ended September 30, 1998, the Partnership generated $922,000 of net operating income from operations of its properties. The increase in net operating income for the three months ended September 30, 1998 when compared to the same period in 1997 was primarily attributable to an increase in rental income at The Cornerstone ($103,000) and the collection of an early lease termination fee at Ladera-I Shopping Center($100,000). The aforementioned increases were partially offset by a decrease in rental income at Certified Distribution Center ($162,000) that resulted from lower occupancy in 1998.

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

        Interest income resulted from the temporary investment of Partnership working capital. For the three months ended September 30, 1998, interest

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS (Cont'd.)
        -------------

Results of Operations for the Three Months Ended September 30, 1998
-------------------------------------------------------------------
(Cont'd.)

        income was approximately $3,000.

        General and administrative expenses for the three months ended September30, 1998, include charges of $85,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the three months ended September 30, 1998, are direct charges of $155,000, relating to audit fees, tax preparation fees, legal fees and professional services, liability insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

        The decrease in general and administrative expenses for the three months ended September 30, 1998, as compared to the corresponding period in 1997, was primarily attributable to the decrease in legal, professional services, asset management fees and administrative costs.

        Accrued expenses for liquidation, as reflected in the Statements of Net Assets in Liquidation since March 31, 1997, are not included in results of operations for the three month period ended March 31, 1997. The liquidation basis of accounting was adopted on March 31, 1997 therefore, it was not appropriate to include such adjustments in the results of operations for prior periods. Accrued expenses for liquidation as of September 30, 1998, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, professional services, the general partner's liability insurance and the pre-payment penalty associated with the anticipated early retirement of the mortgage loan secured by the Certified Distribution Center property. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

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

        In September 1998, Bigelow/Diversified Secondary Partnership 1990 informed the Partnership that it was filing suit in the Delaware Chancery Court against Damson/Birtcher Partners, Birtcher Investors, Birtcher Liquidity Properties, Birtcher Investments, BREICORP, LF Special Fund I, LP, LF Special Fund II. LP, Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging a purported class action on behalf of the limited partners of Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III alleging breach of fiduciary duty and incorporating the allegations set forth in the previously dismissed March 25, 1998 complaint filed in the Court of Chancery of Philadelphia County. One of the stated purposes of the Delaware complaint is to enjoin the pending transaction with Abbey. Plaintiff has engaged in preliminary discovery and the parties have held settlement discussions. No motions are pending at this time.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        a)     Exhibits:

               27 - Financial Data Schedule

        b) Reports on Form 8-K:

               None filed in quarter ended September 30, 1998.

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

By:     DAMSON/BIRTCHER PARTNERS    By: BIRTCHER PARTNERS,
        (General Partner)               a California general partnership

                                         By: BIRTCHER INVESTMENTS,
                                             a California general partnership,
                                             General Partner of Birtcher
                                             Partners

                                             By: BIRTCHER LIMITED,
                                                 a California limited partnership,
                                                 General Partner of Birtcher Investments

                                                 By:  BREICORP,
                                                      a California corporation,
                                                      formerly known as Birtcher
                                                      Real Estate Inc., General
                                                      Partner of Birtcher Limited

Date:   November 10, 1998                             By: /s/ Robert M. Anderson
                                                          ---------------------
                                                          Robert M. Anderson
                                                          Executive Director
                                                          BREICORP

                                    By: LF Special Fund II, L.P.,
                                        a California limited partnership

                                        By: Liquidity Fund Asset Management, Inc.,
                                            a California corporation, General
                                            Partner of LF Special Fund II, L.P.

Date:   November 10, 1998                   By: /s/ Brent R. Donaldson
                                                ----------------------
                                                Brent R. Donaldson
                                                President
                                                Liquidity Fund Asset Management, Inc.

                                 EXHIBIT INDEX

Exhibit
No.                 Description
-------             -----------

 27            Financial Data Schedule