Form 10-K
period 1998-12-31
DAMSON BIRTCHER REALTY INCOME FUND I
filed 1999-03-31
CIK 745932

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998       COMMISSION FILE NUMBER 0-13563

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

                                 (949) 643-7700
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:


                                                    Name of each exchange
Title of each class                                  on which registered
-------------------                                  -------------------
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

                                 Yes [X] No [ ]

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998


                                      INDEX

                                                                                          Page
                                                                                          ----
PART I

         Item 1.      Business.........................................................     3
         Item 2.      Properties.......................................................     6
         Item 3.      Legal Proceedings................................................     7
         Item 4.      Submission of Matters to a Vote of
                        Security Holders...............................................     8


PART II

         Item 5.      Market for the Registrant's Limited Partnership
                        Interests and Related Security Holder Matters..................     8
         Item 6.      Selected Financial Data..........................................    10
         Item 7.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations............................    11
         Item 7a.     Quantitative and Qualitative Market Risk Disclosures.............    19
         Item 8.      Financial Statements and Supplementary Data......................    F-1
         Item 9.      Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure............................    20


PART III

         Item 10.     Directors and Executive Officers of the Registrant...............    20
         Item 11.     Executive Compensation...........................................    20
         Item 12.     Security Ownership of Certain Beneficial Owners
                        and Management.................................................    21
         Item 13.     Certain Relationships and Related Transactions...................    21


PART IV

         Item 14.     Exhibits, Financial Statement Schedules and
                        Reports on Form 8-K............................................    21
           ---        Signatures.......................................................    24

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

The Partnership acquired the properties during the period from December 19, 1984 through September 18, 1985, entirely for cash, free and clear of mortgage indebtedness. In September 1987, the Partnership borrowed $4,000,000 pursuant to a loan agreement secured by a First Deed of Trust on the Certified Distribution Center in Salt Lake City, Utah. The net proceeds were used primarily for capital improvements and leasing commissions on certain of the Partnership's properties, the Partnership's working capital reserves and certain general and administrative expenses. The General Partner, upon inquiry, was informed in February 1992, that the Partnership's lender did not intend to extend the loan secured by Certified Distribution Center past its maturity date of December 1, 1993. Therefore, on July 30, 1993 the Partnership obtained a new loan secured by a First Deed of Trust on the property. The new loan in the amount of $3,500,000 carries a fixed interest rate of 9% per annum over a 13 year fully amortizing term and a prepayment penalty of approximately $700,000 at current interest rates. In March 1996, the Partnership entered into a loan agreement pursuant to which it could have borrowed up to $1,500,000, evidenced by a note secured by a first deed of trust and financing statement on the Ladera I Shopping Center in Albuquerque, New Mexico. Pursuant to that note arrangement, the Partnership borrowed $700,000 to fund a portion of the renovation and tenant improvements at The Cornerstone and tenant improvements at Oakpointe. The loan was subsequently paid off in November 1996 utilizing a portion of the sale proceeds from Arlington Executive Plaza. The Partnership may incur unsecured indebtedness from time to time to supplement its working capital needs. See Note 6 to Financial Statements in Item 8.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 1. Business (Cont'd.)

Given the mandate of the May 5, 1993 Information Statement, the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment as of December 31, 1995. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see Note 2 to the Financial Statements in Item 8), the carrying value of the properties was evaluated to insure that each property was carried on the Partnership's balance sheets at the lower of cost or fair value, less estimated selling costs. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. If the carrying value of a property and certain related assets was greater than its appraised value less estimated selling costs, the General Partner reduced the carrying value of the property by the difference.

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

Since the approval of the February 18, 1997 Consent Solicitation, the General Partner has been evaluating possible sales of Partnership properties, individually and as a portfolio, to liquidate and wind up the Partnership. On April 30, 1998 the General Partner accepted an offer to purchase all of the Partnership's properties for $39,140,000 from Abbey Investments, Inc. ("Abbey"), which was subject to certain customary contingencies, including due diligence review by the purchaser and negotiation of a definitive Purchase and Sale Agreement. On November 9, 1998, the Partnership and Abbey entered into a definitive Purchase and Sale Agreement, for a purchase price ranging between $34,500,000 and $36,000,000, depending upon occupancy rates at closing. Abbey thereafter requested a material reduction in the purchase price, which the Partnership did not agree to. Therefore, in late January 1999, the sale to Abbey was terminated. Since that time, the Partnership has been actively soliciting buyers for its properties.

In contemplation of the sale transaction, the General Partner reduced the carrying value of properties in liquidation by $2,600,000 at June 30, 1998.

The Partnership derives most of its revenue from rental income. Both Certified Warehouse and Transfer Company, Inc. ("Certified") and FIserv, Inc. ("FIserv", formerly d.b.a. Citicorp CIR, Inc.) represent or have represented significant portions of such income. Rental income from Certified totaled $0 in 1998, $872,000 in 1997 and $1,007,000 in 1996 or approximately 0%, 15% and 16%, respectively, of the Partnership's total rental income. Rental income from FIserv totaled $937,000 in 1998, $869,000 in 1997 and $887,000 in 1996, or
approximately 16%, 15% and 14%, respectively, of the Partnership's total rental income.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


Item 1. Business (Cont'd.)

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 2.  PROPERTIES


                                                                                                          NUMBER OF
                                                                                              NET          TENANT      PERCENTAGE
                                                                                            RENTABLE       LEASES       OCCUPIED
                                PURCHASE                                                     AREA IN        AS OF         AS OF
NAME/LOCATION/DATE ACQUIRED     PRICE(1)                  DESCRIPTION                        SQ. FT.       12/31/98      12/31/98
---------------------------------------------------------------------------------------------------------------------------------
Washington Technical Center,   $ 3,874,000    Four business center buildings                  50,973           9           98%
  Phase I                                     located on 4.87 acres of land.
Renton, Washington
December 19, 1984

Certified Distribution Center    9,327,000    Two warehouse/distribution buildings           312,260           1           39%
Salt Lake City, Utah                          located on 12.65 acres of land.
April 2, 1985

Ladera Shopping Center,          8,543,000    A neighborhood retail shopping center           89,544          16           79%
  Phase I                                     located on 10.9 acres of land.
Albuquerque, New Mexico
May 10, 1985

The Cornerstone                 17,618,000    A seven-building specialty retail              114,441          18           75%
Tempe, Arizona                                center  located  on  10.9  acres  of
July 19, 1985                                 land.

Terracentre                     20,037,000    A 15-story office building located              95,723          16           80%
Denver, Colorado                              on .41 acres of land.
September 6, 1985

Oakpointe                        9,517,000    Office building located on 6.8 acres            96,213           3          100%
Arlington Heights, Illinois                   of land.
September 18, 1985
                               -----------                                                  --------

TOTAL                          $68,916,000                                                   759,154
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


Item 3. LEGAL PROCEEDINGS

        So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings, except for the following:

        Bigelow Diversified Secondary Partnership Fund 1990 litigation

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

        On June 13, 1997, the Partnership's affiliated partnerships, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III, and their general partner, Birtcher/Liquidity Properties, filed a complaint for declaratory relief in the Court of Chancery in Delaware against Bigelow/Diversified Secondary Partnership Fund 1990 L.P. The complaint seeks a declaration that the vote that the limited partners of the Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III took pursuant to the respective consent solicitations dated February 18, 1997 was effective to dissolve the respective partnerships and complied with applicable law, that the actions of the General Partner in utilizing the consent solicitations to solicit the vote of the limited partners did not breach any fiduciary or contractual duty to such limited partners, and an award of costs and fees to the plaintiffs. The defendant has answered the complaint. The parties have initiated discovery. No motions are pending at this time.

        In September 1998, Bigelow/Diversified Secondary Partnership 1990 informed the Partnership that it was filing suit in the Delaware Chancery Court against Damson/Birtcher Partners, Birtcher Investors, Birtcher Liquidity Properties, Birtcher Investments, BREICORP, LF Special Fund I, LP, LF Special Fund II. LP, Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging a purported class action on behalf of the limited partners of Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III alleging breach of fiduciary duty and incorporating the allegations set forth in the previously dismissed March 25, 1997 complaint filed in the Court of Chancery of Philadelphia County. Plaintiff has engaged in preliminary discovery and the parties have held settlement discussions. No motions are pending at this time.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 3. LEGAL PROCEEDINGS (Cont'd.)

        Rex Garton, et al. v. Damson/Birtcher Partners, et al.

        This action was filed on September 25, 1998 in the District Court of Oklahoma County for the State of Oklahoma against the Partnership's general partner, Damson/Birtcher Partners, other related defendants and numerous unrelated defendants. Damson/Birtcher Partners and other related defendants were brought into the action in late December 1998, when they were served with the Second Amended Petition. The other related defendants are Birtcher Partners, Birtcher Properties, The Birtcher Group, Birtcher American Properties, Arthur B. Birtcher, Ronald
        E. Birtcher, LF Special Fund II, L.P., and Liquidity Fund Asset Management Inc., but The Birtcher Group and Birtcher American Properties have not been served with process and have not appeared in the action. The Partnership itself is not named as a defendant. The case is a class action brought on behalf of investors in the Partnership who purchased limited partnership interests from May 7, 1984 to September 17, 1985. The Second Amended Petition alleges breach of contract, intentional and negligent misrepresentation, breach of fiduciary duties, and violations of various Oklahoma and federal statutes in connection with the sale of the limited partnership interests. Plaintiff seeks unspecified compensatory damages and $10 million in punitive damages.

        Damson/Birtcher Partners and the related defendants have removed the case to the United States District Court for the Western District of Oklahoma, and have filed a motion to dismiss the case for lack of personal jurisdiction or, alternatively, to transfer the action to the United States District Court for the Central District of California, for the convenience of the parties and witnesses and in the interests of justice. Plaintiff has moved to remand the case back to the Oklahoma state court. Both motions are pending. Damson/Birtcher Partners and the related defendants intend to present a vigorous defense on the merits of plaintiff's claims, should this be necessary.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS (Cont'd.)

As of February 28, 1999, the number of holders of the Partnership's interests is as follows:


                  General Partner                           1
                  Limited Partners                      9,032
                                                        -----
                                                        9,033
                                                        =====


The Partnership makes quarterly cash distributions to its partners out of distributable cash pursuant to the Partnership's Agreement of Limited Partnership. Distributable cash from operations is generally paid 99% to the Limited Partners and 1% to the General Partner.

The Partnership has paid the following quarterly cash distributions to its Limited Partners:


CALENDAR
QUARTERS        1999         1998         1997         1996         1995        1994
--------        ----         ----         ----         ----         ----        ----
First         $263,000     $253,000     $253,000    $       0     $253,000     $370,000
Second                            0      253,000            0      253,000      370,000
Third                             0      253,000      253,000      253,000      360,000
Fourth                      253,000      253,000    1,753,000            0      369,000


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

During 1998 the General Partner temporarily suspended distributions for two quarters, commencing with the second quarter of 1998, to fund tenant and capital improvements at Cornerstone, Ladera, Terracentre and Certified Warehouse.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 6. SELECTED FINANCIAL DATA


                               PERIOD ENDED                       YEAR ENDED DECEMBER 31,
                                MARCH 31,          -------------------------------------------------------
                                  1997                 1996                 1995                   1994
                              ----------------------------------------------------------------------------
Total Revenues                $ 1,489,000          $ 6,349,000           $ 5,973,000           $ 6,307,000
                              ===========          ===========           ===========           ===========
Net Income (Loss):
  General Partner             $     4,000          $     4,000           $   (50,000)          $   (56,000)
  Limited Partners                402,000              396,000            (4,922,000)           (5,535,000)
                              -----------          -----------           -----------           -----------

                              $   406,000          $   400,000           $(4,972,000)          $(5,591,000)
                              ===========          ===========           ===========           ===========

Total Distributions:
  General Partner             $     2,000          $     5,000           $     8,000           $    15,000
                              ===========          ===========           ===========           ===========

  Limited Partners            $   253,000          $ 2,006,000           $   759,000           $ 1,469,000
                              ===========          ===========           ===========           ===========


The following summary of financial data is for the period since the Partnership adopted the liquidation basis of accounting.


                                                 PERIOD FROM
                             YEAR ENDED     APRIL 1, 1997 THROUGH
                         DECEMBER 31, 1998     DECEMBER 31, 1997
                         -----------------  ---------------------
Property Operating
 Income, net                $ 3,337,000          $ 2,308,000
                            ===========          ===========
Distributions to
 Partners                   $   511,000          $   767,000
                            ===========          ===========

Net Assets in
 Liquidation                $30,796,000          $32,026,000
                            ===========          ===========


                                                   DECEMBER 31,
                              -----------------------------------------------------
                                  1996                1995                 1994
                              -----------          -----------          -----------
Total Assets                  $36,482,000          $38,493,000          $44,292,000
                              ===========          ===========          ===========

Secured Loan Payable          $ 2,932,000          $ 3,116,000          $ 3,285,000
                              ===========          ===========          ===========

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Since the completion of its acquisition program in September 1985, the Partnership has been primarily engaged in the operation of its properties. The Partnership's original objective had been to hold its properties as long-term investments. However, an Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993 which constituted at least one half of the aggregate appraised values of all Partnership properties as of that date are not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, as of December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment. In a Consent Solicitation dated February 18, 1997, the Partnership solicited and received the consent of the Limited Partners to dissolve the Partnership and sell and liquidate all of its remaining properties as soon as practicable, consistent with selling the Partnership's properties to the best advantage under the circumstances. The Partnership's properties were held for sale throughout 1997 and 1998 and continue to be held for sale.

Working capital is and will be principally provided from the operation of the Partnership's properties and the working capital reserve established for the properties. The Partnership may incur mortgage indebtedness relating to such properties by borrowing funds primarily to fund capital improvements or to obtain financing proceeds for distribution to the partners.

Regular distributions for the year ended December 31, 1998, represent net cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. During 1998, the Partnership spent approximately $941,000 on tenant and capital improvements for The Cornerstone, Ladera, Terracentre and Certified Distribution Center. In addition, leasing commissions of approximately $290,000 were incurred for Certified Distribution Center, The Cornerstone, Terracentre and Washington Technical Center. These expenditures contributed to an overall reduction of the Partnership's cash reserves and as a result, distributions were temporarily suspended for the second and third quarter of 1998. In December 1996, the Partnership made a special distribution of $1,500,000 representing a portion of net proceeds from the sale of Arlington Executive Plaza. Future cash distributions will be made to the extent available from net cash flow generated from operations and sales of the Partnership's properties and interest earned on the investment of capital reserves, after providing for capital reserves and payment for capital improvements and repairs to the Partnership's properties. See Item 5 for a description of the Partnership's distribution history. The Partnership believes that the cash generated from its operations will provide the Partnership the funds necessary to meet all of its ordinary obligations.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)

In June 1993, the Partnership completed its solicitation of written consents from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement, dated May 5, 1993. Those proposals have been implemented by amending the Partnership Agreement as contemplated by the Information Statement. The amendments include, among other things, the payment of asset management and leasing fees to the General Partner and the elimination of the General Partner's residual interest and deferred leasing fees that were previously subordinated to return of the Limited Partners' 9% Preferential Return. See Item 8, Note 3 to the Financial Statements for discussion of fees paid to the General Partner for the years ended December 31, 1998, 1997 and 1996.

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

Since the approval of the February 18, 1997 Consent Solicitation, the General Partner has been evaluating possible sales of Partnership properties, individually and as a portfolio, to liquidate and wind up the Partnership. On April 30, 1998 the General Partner accepted an offer to purchase all of the Partnership's properties for $39,140,000 from Abbey Investments, Inc. ("Abbey"), which was subject to certain customary contingencies, including due diligence review by the purchaser and negotiation of a definitive Purchase and Sale Agreement. On November 9, 1998, the Partnership and Abbey entered into a definitive Purchase and Sale Agreement for a purchase price ranging between $34,500,000 and $36,000,000, depending on occupancy rates at closing. Abbey thereafter requested a material reduction in the purchase price, which the Partnership did not agree to. Therefore, in late January 1999, the sale to Abbey was terminated. Since that time, the Partnership has been actively soliciting buyers for its properties.

On March 24, 1999, the Partnership signed a Purchase and Sale Agreement and Joint Escrow Instructions to sell Terracentre for a sale price of $6,450,000. The purchaser is Halcyon Real Estate, Inc. ("Halcyon"), a local Denver real estate development company that is not affiliated in any way with the Partnership, its General Partner or the General Partner's affiliates. Closing of the transaction is subject to Halcyon's due diligence review and approval of title conditions, environmental reports, physical and engineering inspections, and operating documentation including leases, rental agreements and contracts, personal property inventories, operating expenses, property tax bills and physical plans and specifications for the property. The purchaser deposited $250,000 into escrow on March 25, 1999, which sum is fully refundable to the purchaser until completion of its due diligence investigation. The due diligence period is approximately 30 days, with closing of the transaction currently scheduled to take place approximately 15 days thereafter. Halcyon will not hire the General Partner or any affiliate to perform asset management or property management services for this property after close of the sale.

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

The new loan, in the amount of $3,500,000, carries a fixed interest rate of 9% per annum over a 13-year fully amortizing term and a prepayment penalty of approximately $700,000 at current interest rates, if fully paid off after July 1, 1998. The Partnership's first payment of $38,000 was paid on September 1, 1993, with monthly installments due thereafter.

In March 1996, the Partnership entered into a loan agreement pursuant to which it could borrow up to $1,500,000, evidenced by a note secured by a first deed of trust and financing statement on the Ladera I Shopping Center in Albuquerque, New Mexico. Pursuant to the note and loan agreement, the Partnership borrowed $700,000 in March 1996. The Partnership made interest only payments at the rate of 1% over prime (at the time, the loan rate was 9.25%) through November 1996, when the entire balance was paid off utilizing a portion of the proceeds from the sale of Arlington Executive Plaza. The net proceeds of the foregoing loan were used to fund a portion of the renovation and tenant improvements at The Cornerstone and tenant improvements at Oakpointe. The Partnership has the ability to borrow against this credit facility (up to $1,500,000) through April 1, 2002, should its cash requirements necessitate.

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

Given this mandate, the General Partner requested that the appraiser provide an assessment of value that reflects a shorter investment holding term. Although the General Partner does not know how long it will take to sell the Partnership's remaining properties, it requested that the appraiser assume that the entire portfolio would be sold over three years, in connection with the January 1996 appraisals, over two years in connection with the January 1997 appraisals and over one year in connection with the January 1998 appraisals.

The General Partner has been evaluating multiple proposals to acquire the properties (both individually and in bulk) over the past several months. In lieu of obtaining appraisals as of January 1, 1999, the General Partner calculated an estimated selling price net of estimated selling costs by taking an average of the offer prices, net of estimated selling costs, from those proposals. The General Partner utilized those averages to estimate fair value. Because Terracentre is under contract for sale as of March 24, 1999, its selling price of $6,450,000, (see Footnote 10 to the Financial Statements) was adjusted for estimated selling costs and then utilized as an estimate of its fair value as of January 1, 1999.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)

Property Appraisals and Net Asset Value (Cont'd.)

The General Partner estimated the fair value of the Partnership's remaining properties at January 1, 1999 to be $35,070,000 (including Terracentre) net of estimated selling costs and disposition fees.

The foregoing estimated fair value net of selling costs of the Partnership's remaining properties indicates an estimated net asset value in liquidation of $31,435,000 or $323 per $1,000 of original investor subscription. Net assets in liquidation represents the estimated selling price of the Partnership's properties, (net of estimated closing costs and disposition fees), cash and all other assets less secured loans payable and all other liabilities including accrued expenses for liquidation.

Other Matters

The Partnership is in the process of liquidating its remaining assets. It is anticipated that a sale of those assets will occur on or before January 1, 2000. It is the opinion of the General Partner that the value of those assets is not subject to any valuation risk as a result of year 2000 issues, other than general economic climate issues that may arise. Based on current information, the cost of addressing potential year 2000 problems is not expected to have a material adverse impact on the Partnership's financial position, results of operations or cash flows in future periods. As of December 31, 1998, the investor services system used to track the limited partners' interests, distributions and tax information has been tested and appears to be free of year 2000 bugs. The Partnership's properties are under review utilizing the Building Owners and Managers Association ("BOMA") industry standards as a guideline for necessary corrections and the Partnership's accounting systems are scheduled for a software upgrade to correct any year 2000 issues in July of 1999. The cost of the upgrades will be borne by the General Partner and will not be reimbursed by the Partnership. In addition, the General Partner has made inquiries of its banks, all of which indicate that any problems have been addressed adequately by those institutions.

Even if attempts to correct any deficiencies in the Partnership's software are unsuccessful, the General Partner anticipates that in the short term it could convert its systems to standard spreadsheet or data base programs at nominal cost.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)


Results of Operations

Year Ended December 31, 1998

Because the Partnership adopted the liquidation basis of accounting on March 31, 1997, a comparison of the results of operations is not practical. The Statements of Net Assets in Liquidation and Statements of Changes of Net Assets in Liquidation reflect the Partnership in the process of liquidation. Prior financial statements reflect the Partnership as a going concern. As the Partnership's assets (properties) are sold, the results of operations will be generated from a smaller asset base, and are therefore not comparable. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation for the year ended December 31, 1998.

For the year ended December 31, 1998, the Partnership generated $3,337,000 of net operating income from operation of its properties. The increase, when compared to 1997, was primarily attributable to the following: 1) the collection of a lease termination fee from Walgreens at Ladera-I ($104,000); 2) an increase in rental Income and operating expense recoveries at Cornerstone ($419,000); 3) the recovery of $73,000 in amounts previously written off in 1997 as bad debt expenses; and 4) the aforementioned increases were partially offset by the decrease in revenue at Certified Warehouse ($446,000).

In September and November 1997, Certified Warehouse and Transfer Company, Inc. vacated Certified Distribution Center. Although the General Partner successfully completed negotiation of a 123,074 square foot lease with Quality Distribution effective March 1, 1998 at a rate greater than before, the remaining 189,115 square foot vacancy will have a negative affect on future distributions on cash from operations to the Limited Partners.

Interest income resulted from the temporary investment of Partnership working capital. For the year ended December 31, 1998, interest income was approximately $14,000. The decrease in interest income, when compared to 1997, was attributable to the lower average cash balance that the Partnership maintained during 1998.

General and administrative expenses for the year ended December 31, 1998, include charges of $405,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the year ended December 31, 1998, are direct charges of $530,000, relating to audit fees, tax preparation fees, legal fees and professional services, liability insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs. The decrease in general and administrative expenses for the year ended December 31, 1998, as compared to 1997, was primarily attributable to the decreases in asset management fees, cost of legal and professional services, postage and printing costs and appraisal fees.

Accrued expenses for liquidation as of December 31, 1998, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, professional services and the pre-payment penalty and

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1998 (Cont'd.)

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

For the year ended December 31, 1998, the General Partner determined that the carrying values of Certified Warehouse, The Cornerstone, Ladera-I Shopping Center and Oakpointe were in excess of their respective estimated net realizable values. As a result, their carrying values were adjusted by $1,225,000, $1,545,000, $652,000 and $1,546,000, to $5,655,000, $8,139,000, $5,404,000 and
$6,312,000, respectively. In addition, during 1998, the carrying value of Terracentre was increased by $2,368,000 to its estimated net realizable value of $5,649,000 partially offsetting the aforementioned decreases.

Year Ended December 31, 1997

Because the Partnership adopted the liquidation basis of accounting on March 31, 1997, a comparison of the results of operations is not practical. The Statement of Net Assets in Liquidation and Statement of Changes of Net Assets in Liquidation reflect the Partnership in the process of liquidation. Prior financial statements reflect the Partnership as a going concern. As the Partnership's assets (properties) are sold, the results of operations will be generated from a smaller asset base, and are therefore not comparable. The Partnership's operating results have been reflected in the Statement of Changes of Net Assets in Liquidation since March 31, 1997 (the date of adoption of the liquidation basis of accounting), and Statement of Operations for the three months ended March 31, 1997.

For the year ended December 31, 1997, the Partnership generated $3,209,000 of net operating income from operation of its properties. The decrease for the year ended December 31, 1997, when compared to 1996, was primarily the result of the sale of Arlington Executive Plaza in November 1996 ($377,000), and an increased property tax assessment at Oakpointe ($234,000) in 1997.

In September and November 1997, Certified Warehouse and Transfer Company, Inc. vacated Certified Distribution Center. Although the General Partner successfully completed negotiation of a 123,074 square foot lease with Quality Distribution effective March 1, 1998 at a rate greater than before, the remaining 189,115 square foot vacancy will have a negative affect on future distributions on cash from operations to the Limited Partners.

Interest and other income resulted from the temporary investment of Partnership working capital. For the years ended December 31, 1997 and 1996, interest and other income was approximately $32,000 and $60,000, respectively.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1997 (Cont'd.)

General and administrative expenses for the year ended December 31, 1997, include charges of $428,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the year ended December 31, 1997, are direct charges of $815,000, relating to audit fees, tax preparation fees, legal fees and professional services, liability insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs. The increase in general and administrative expenses for the year ended December 31, 1997, as compared to 1996, was primarily attributable to the increase in legal and professional services, printing costs, postage and mailing expenses associated with the Partnership's solicitation of the Limited Partners for the Liquidation of the Partnership in March 1997.

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

Item 7a. Quantitative and Qualitative Market Risk Disclosures

The Partnership is not exposed to interest rate changes because its only obligation outstanding at year end carries a fixed interest rate and the Partnership expects to sell its properties within a short period of time. The Partnership's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Partnership borrows primarily at fixed rates. The Partnership does not enter into derivative or interest rate transactions for speculative purposes.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                                          Page
                                                                                          ----
Independent Auditors' Report...........................................................   F-2

Financial Statements:

       Statements of Net Assets in Liquidation as of December 31, 1998
       and 1997........................................................................   F-3

       Statements of Changes of Net Assets in Liquidation for the Year
       Ended December 31, 1998 and for the Nine Months Ended December 31,
       1997............................................................................   F-4

       Statements of Operations for the Three Months Ended March 31, 1997
       and the Year Ended December 31, 1996............................................   F-5

       Statements of Partners' Capital for the Three Months
       Ended March 31, 1997 and for the Year Ended December 31, 1996...................   F-6

       Statements of Cash Flows for the Three Months Ended March 31, 1997
       and the Year Ended December 31, 1996............................................   F-7

       Notes to Financial Statements...................................................   F-8

Schedule:

       III - Real Estate in Liquidation as of December 31, 1998........................   F-22


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation as of December 31, 1998 and 1997 of Damson/Birtcher Realty Income Fund-I, and the changes of net assets in liquidation for the year ended December 31, 1998, and the nine months ended December 31, 1997, and the results of its operations and its cash flows for the three months ended March 31, 1997 and the year ended December 31, 1996, in conformity with generally accepted accounting principles applied on the bases of accounting discussed in note 2. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 2 to the financial statements, Damson/Birtcher Realty Income Fund-I changed its basis of accounting as of March 31, 1997 from the going-concern basis to the liquidation basis.




                                                     KPMG LLP

Orange County, California
March 9, 1999, except as to the
 second through the sixth
 paragraphs of note 10, which
 are as of March 25, 1999

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                     STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                     DECEMBER 31,         DECEMBER 31,
ASSETS (Liquidation Basis):                             1998                 1997
                                                     -----------          -----------
Properties                                           $34,431,000          $36,090,000

Cash and cash equivalents                                351,000              461,000
Accounts receivable                                      171,000              100,000
Other assets                                             121,000               99,000
                                                     -----------          -----------

   Total Assets                                       35,074,000           36,750,000
                                                     -----------          -----------

LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities                 896,000              945,000
Secured loan payable                                   2,509,000            2,730,000
Accrued expenses for liquidation (including
   prepayment penalty)                                   873,000            1,049,000
                                                     -----------          -----------

   Total Liabilities                                   4,278,000            4,724,000
                                                     -----------          -----------

Net Assets in Liquidation                            $30,796,000          $32,026,000
                                                     ===========          ===========


   The accompanying notes are an integral part of these Financial Statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION


                                                        FOR THE YEAR ENDED      FOR THE NINE MONTHS
                                                            DECEMBER 31,         ENDED DECEMBER 31,
                                                                1998                   1997
                                                        ------------------      -------------------
Net assets in liquidation at beginning of period            $ 32,026,000           $ 32,002,000
                                                            ------------           ------------

Increase (decrease) during period:
   Operating activities:
        Property operating income, net                         3,337,000              2,308,000
        Interest income                                           14,000                 22,000
        General and administrative expenses                     (935,000)              (874,000)
        Interest expense on mortgage payable                    (237,000)              (190,000)
        Leasing commissions                                     (290,000)              (134,000)
                                                            ------------           ------------

                                                               1,889,000              1,132,000
                                                            ------------           ------------

   Liquidating activities:
        Adjustment to carrying value of properties            (2,600,000)                    --
        Distribution to partners                                (511,000)              (767,000)
        Provision for liquidation expenses                        (8,000)              (341,000)
                                                            ------------           ------------

                                                              (3,119,000)            (1,108,000)
                                                            ------------           ------------

Net (decrease) increase in assets in liquidation              (1,230,000)                24,000
                                                            ------------           ------------

Net assets in liquidation at end of period                  $ 30,796,000           $ 32,026,000
                                                            ============           ============


The accompanying notes are an integral part of these Financial Statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                            STATEMENTS OF OPERATIONS


                                          FOR THE
                                       THREE MONTHS        FOR THE YEAR
                                      ENDED MARCH 31,    ENDED DECEMBER 31,
                                           1997                 1996
                                      ---------------    ------------------
REVENUES:
   Rental income                        $1,479,000          $6,125,000
   Interest and other income                10,000              60,000
   Gain on sale of property                     --             164,000
                                        ----------          ----------

     Total revenues                      1,489,000           6,349,000
                                        ----------          ----------


EXPENSES:
   Operating expenses                      377,000           1,802,000
   Real estate taxes                       201,000             665,000
   Depreciation and
   amortization                             70,000             233,000
   General and administrative              369,000             982,000
   Interest                                 66,000             331,000
   Adjustment to carrying value
    of real estate                              --           1,936,000
                                        ----------          ----------

     Total expenses                      1,083,000           5,949,000
                                        ----------          ----------

NET INCOME                              $  406,000          $  400,000
                                        ==========          ==========

NET INCOME ALLOCABLE TO:

   General Partner                      $    4,000          $    4,000
                                        ==========          ==========

   Limited Partners                     $  402,000          $  396,000
                                        ==========          ==========


   The accompanying notes are an integral part of these Financial Statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                         STATEMENTS OF PARTNERS' CAPITAL


                                              FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                                AND THE YEAR ENDED DECEMBER 31, 1996
                                    ----------------------------------------------------------
                                       GENERAL               LIMITED
                                       PARTNER               PARTNERS                TOTAL
                                    ------------           ------------           ------------
Balance, December 31, 1995          $   (490,000)          $ 34,714,000           $ 34,224,000

   Net income                              4,000                396,000                400,000
   Distributions                          (5,000)            (2,006,000)            (2,011,000)
                                    ------------           ------------           ------------


Balance, December 31, 1996              (491,000)            33,104,000             32,613,000


   Net income                              4,000                402,000                406,000
   Distributions                          (2,000)              (253,000)              (255,000)
                                    ------------           ------------           ------------


Balance, March 31, 1997             $   (489,000)          $ 33,253,000           $ 32,764,000
                                    ============           ============           ============


   The accompanying notes are an integral part of these Financial Statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                            STATEMENTS OF CASH FLOWS


                                                 FOR THE
                                               THREE MONTHS          FOR THE YEAR
                                              ENDED MARCH 31,      ENDED DECEMBER 31,
                                                   1997                  1996
                                              ---------------      ------------------
Cash flows from operating activities:
Net income                                     $   406,000           $   400,000
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Depreciation and amortization                  70,000               233,000
     Adjustment to carrying value of
      real estate                                       --             1,936,000
     Gain on sale of property                           --              (164,000)
   Changes in:
   Accounts receivable                             (48,000)              (37,000)
   Accrued rent receivable                           6,000                 4,000
   Prepaid expenses and other assets               112,000              (193,000)
   Accounts payable and accrued
     liabilities                                  (146,000)             (216,000)
                                               -----------           -----------
Net cash provided by operating
   activities                                      400,000             1,963,000
                                               -----------           -----------
Cash flows from investing activities:
   Investments in real estate                      (34,000)           (2,287,000)
   Proceeds from sale of property                       --             2,929,000
                                               -----------           -----------
Net cash provided by (used in)
   investing activities                            (34,000)              642,000
                                               -----------           -----------
Cash flows from financing activities:
   Proceeds from secured loan                           --               700,000
   Principal payments on secured
     loans payable                                 (49,000)             (884,000)
   Distributions                                  (255,000)           (2,011,000)
                                               -----------           -----------
Net cash used in financing
   activities                                     (304,000)           (2,195,000)
                                               -----------           -----------

Net increase in cash and
   cash equivalents                                 62,000               410,000

Cash and cash equivalents,
  beginning of period                              711,000               301,000
                                               -----------           -----------

Cash and cash equivalents,
  end of period                                $   773,000           $   711,000
                                               ===========           ===========

Supplemental disclosure of cash flow
   information - cash paid during the
    period for interest                        $    66,000           $   331,000
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

       The amendment modified the Partnership Agreement to eliminate the General Partner's 10% subordinated interest in distributions of Distributable Cash (net cash from operations) and reduce its subordinated interest in such distributions from 10% to 1%. The amendment also modified the Partnership Agreement to eliminate the General Partner's 10% subordinated interest in Sale or Financing Proceeds (net cash from sale or financing of Partnership property) and to reduce its subordinated interest in such proceeds from 15% to 1%. In lieu thereof, the Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal initially to .75% of the aggregate appraised value of the Partnership's properties. The factor used to calculate the annual asset management fee is reduced by .10% each year beginning after December 31, 1996 (e.g., from .65% in 1997 to .55% in 1998 and to .45% in 1999).

       At January 1, 1998 the portfolio was appraised at an estimated value of approximately $38,085,000, net of estimated selling costs (unaudited). The General Partner has been evaluating multiple proposals to acquire the properties (both individually and in bulk) over the past several months. In lieu of obtaining appraisals as of January 1, 1999, the General Partner calculated an estimated selling price net of estimated selling costs by taking an average of the offer prices, net of estimated selling costs, from those proposals. The General Partner utilized those averages to estimate fair value. In addition, because Terracentre is under contract for sale as of March 24, 1999, its selling price of $6,450,000 was adjusted for estimated selling costs and utilized as an estimate of its fair value as of January 1, 1999. Accordingly, at January 1, 1999, the General Partner estimated the fair value, net of estimated selling costs, of the portfolio to be $35,070,000.

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

       Although the unpaid 9% Preferential Return to the Limited Partners' aggregates $85,852,000 as of December 31, 1998, it is anticipated that the limited partners will not realize this return due to the Partnership's estimated liquidation value of $30,796,000.

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

       As of December 31, 1995 the General Partner decided to treat its properties as held for sale, instead of for investment, for financial statement purposes given the mandate of the May 5, 1993 Information Statement. Since adoption of the 1993 amendment, the General Partner has considered several preliminary indications of interest from third parties to acquire some or all of the Partnership's properties. Apart from the sale of Arlington Executive Plaza, these transactions never materialized, primarily because the General Partner rejected as too low the valuations of the Partnership's remaining properties as proposed by the potential purchasers. The Partnership's properties were held for sale throughout 1997 and 1998 and are currently held for sale.

       Since the approval of the February 18, 1997 Consent Solicitation, the General Partner has been evaluating possible sales of Partnership properties, individually and as a portfolio, to liquidate and wind up the Partnership. On April 30, 1998 the General Partner accepted an offer to purchase all of the Partnership's properties for $39,140,000 from Abbey Investments, Inc. ("Abbey"), which was subject to certain customary contingencies, including due diligence review by the purchaser and negotiation of a definitive Purchase and Sale Agreement. On November 9, 1998, the Partnership and Abbey entered into a definitive Purchase and Sale Agreement, for a purchase price ranging between $34,500,000 and $36,000,000, depending upon occupancy rates at closing. Abbey thereafter requested a material reduction in the purchase price, which the Partnership did not agree to. Therefore, in late January 1999, the sale to Abbey was terminated. Since that time, the Partnership has been actively soliciting buyers for its properties.

       In accordance with the liquidation basis of accounting adopted on March 31, 1997 (see Note 2), the carrying value of these properties was evaluated to ensure that each property was carried on the Partnership's Statements of Net Assets in Liquidation at estimated net realizable value. The General Partner estimated net realizable value by using an average of recent offers to acquire the properties, net of estimated selling costs, in lieu of obtaining appraisals as of January 1, 1999 at December 31, 1998 and based upon appraisals performed as of January 1, 1998 at December 31, 1997. Because Terracentre is under contract as of March 24, 1999, its selling price of $6,450,000 was adjusted for estimated selling costs and utilized as an estimate of its fair value as of January 1, 1999. Fair value can only be determined based upon sales to third parties, and sales proceeds could differ substantially from internal estimates of fair value or appraised values.

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

       For the year ended December 31, 1998, the General Partner determined that the carrying values of Certified Warehouse, The Cornerstone, Ladera-I Shopping Center and Oakpointe were in excess of their respective estimated net realizable values. As a result, their carrying values were adjusted by $1,225,000, $1,545,000, $652,000 and $1,546,000, to
       $5,655,000, $8,139,000, $5,404,000 and $6,312,000, respectively. In addition, during 1998, the carrying value of Terracentre increased by $2,368,000 to its estimated net realizable value of $5,649,000 partially offsetting the aforementioned decreases.

       Segment Reporting

       The Partnership adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the revenues derived from the enterprise's products or services and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. Given that the Partnership is in the process of liquidation, the Partnership has identified only one operating business segment which is the business of asset liquidation. The adoption of SFAS 131 did not have an impact on the Partnership's financial reporting.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)    Summary of Significant Accounting Policies (Cont'd.)

       Segment Reporting (Cont'd.)

       Rental income from Certified Warehouse and Transfer Company, Inc., totaled $0 in 1998, $872,000 in 1997, and $1,007,000 in 1996, or
       approximately 0%, 15% and 16%, respectively, of the Partnership's total rental income. Rental income from FISERV, Inc. (formerly d.b.a. Citicorp CIR, Inc.) totaled $888,000 in 1998, $869,000 in 1997 and $887,000 in
       1996, or approximately 16%, 15% and 14%, respectively, of the Partnership's total rental income.

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

       As noted above, as of December 31, 1995 the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment. Assuming a 12 month holding period, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1997 at December 31, 1996. If the carrying value of a property and certain related assets were greater than its appraised value, less estimated selling costs, the General Partner reduced the carrying value of the property by the difference. Using this methodology, the General Partner determined that The Cornerstone, Ladera-I Shopping Center and Oakpointe had carrying values greater than their respective appraised values. As a result, the carrying values were adjusted by $1,683,000, $398,000, and $253,000 to $8,960,000, $5,900,000, and
       $7,700,000, respectively. In addition, during 1996, the carrying values of Terracentre and Washington Technical Center were increased

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)    Summary of Significant Accounting Policies (Cont'd.)

       Carrying Value of Real Estate (prior to the adoption of the liquidation basis of accounting) (Cont'd.)

       by $190,000 and $246,000 to their estimated fair values less estimated selling costs of $2,900,000 and $3,020,000, respectively.

       Cash and Cash Equivalents

       The Partnership invests its excess cash balances in short-term investments (cash equivalents). These investments are stated at cost, which approximates market, and consist of money market, certificates of deposit and other non-equity-type cash investments. Cash equivalents at December 31, 1998 and 1997, totaled $328,000 and $425,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value.

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

       Following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") (liquidation basis of accounting) and for federal income tax reporting purposes at December 31:


                                          1998                                    1997
                             GAAP BASIS          TAX BASIS          GAAP BASIS           TAX BASIS
                           (LIQUIDATION)        (UNAUDITED)        (LIQUIDATION)         (UNAUDITED)
-----------------------------------------------------------------------------------------------------
Total Assets               $35,074,000          $47,531,000          $36,750,000          $48,911,000

Total Liabilities          $ 4,278,000          $ 3,405,000          $ 4,383,000          $ 3,675,000

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)    Summary of Significant Accounting Policies (Cont'd.)

       Income Taxes (Cont'd.)

       Following are the differences between Financial Statement and tax return income:


                                                    1998                 1997                 1996
-------------------------------------------------------------------------------------------------------
Net income (loss) per Financial
Statements (period ending March 31,
1997 for 1997)                                  $        --           $   406,000           $   400,000

Change in net assets in liquidation
from operating activities including
adjustments to carrying values of real
estate (nine months ended December
31, 1997 for 1997)                                 (711,000)            1,132,000                    --

Adjustment to carrying value of real
estate                                            2,600,000                    --             1,936,000

Depreciation differences on
investments in real estate                       (2,771,000)           (2,721,000)           (3,046,000)

Loss on sale of property in excess of
book value                                               --                    --            (2,919,000)

Other                                                25,000                49,000               (63,000)
-------------------------------------------------------------------------------------------------------
Taxable income (loss) per Federal tax
return (unaudited)                              $  (857,000)          $(1,134,000)          $(3,692,000)
-------------------------------------------------------------------------------------------------------


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

(3)    Transactions with Affiliates

       The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1998, 1997 and 1996, the Partnership was charged with approximately $152,000, $157,000 and $178,000, respectively, of such expenses.

       An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 3% of the gross receipts from the properties under management. Such fees amounted to approximately $173,000 in 1998, $165,000 in 1997 and $178,000 in 1996. In addition, the affiliate of the General Partner received $312,000 in 1998, $315,000 in 1997 and $367,000 in 1996, as reimbursement of costs for on-site property management personnel and other reimbursable costs.

       The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year for 1996 and .65% for 1997 and .55% for 1998. Such fees for the year ended December 31, 1998, 1997 and 1996, amounted to $209,000, $245,000 and $301,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of any lease of such space including renewal options. Fees for leasing services for the year ended December 31, 1998, 1997 and 1996, amounted to $44,000, $25,000 and
       $21,000, respectively.

(4)    Gain on Disposition of Assets

       On November 21, 1996, the Partnership sold Arlington Executive Plaza, an office complex composed of seven identical 10,428 square foot buildings located on 7.2 acres of land in Arlington Heights, Illinois to an unaffiliated third party. The gross sales price was $3,050,000 ($2,929,000 net of commissions and escrow fees) and the net proceeds of the sale, after all prorations and credits to the buyer, amounted to approximately $2,699,000. In

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(4)    Gain on Disposition of Assets (Cont'd.)

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

(5)    Commitments and Contingencies

       Litigation

       So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings, except for the following:

       Bigelow Diversified Secondary Partnership Fund 1990 litigation

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

       On June 13, 1997, the Partnership's affiliated partnerships, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III, and their general partner, Birtcher/Liquidity Properties, filed a complaint for declaratory relief in the Court of Chancery in Delaware against Bigelow/Diversified Secondary Partnership Fund 1990 L.P. The complaint seeks a declaration that the vote that the limited partners of Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III took pursuant to the respective consent solicitations dated February 18, 1997 was effective to dissolve the respective partnerships and complied with applicable law, that the actions of the General Partner in utilizing the consent solicitations to solicit the vote of the limited partners did not breach any fiduciary or contractual duty to such limited partners, and an award of costs and fees to the plaintiffs. The defendant has answered the complaint. The parties have initiated discovery. No motions are pending at this time.

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

        Litigation (Cont'd.)

        Income Fund-II and Real Estate Income Partners III alleging breach of fiduciary duty and incorporating the allegations set forth in the previously dismissed March 25, 1997 complaint filed in the Court of Chancery of Philadelphia County. Plaintiff has engaged in preliminary discovery and the parties have held settlement discussions.
        No motions are pending at this time.

        Rex Garton, et al. v. Damson/Birtcher Partners, et al.

        This action was filed on September 25, 1998 in the District Court of Oklahoma County for the State of Oklahoma against the Partnership's general partner, Damson/Birtcher Partners, other related defendants and numerous unrelated defendants. Damson/Birtcher Partners and other related defendants were brought into the action in late December 1998, when they were served with the Second Amended Petition. The other related defendants are Birtcher Partners, Birtcher Properties, The Birtcher Group, Birtcher American Properties, Arthur B. Birtcher, Ronald
        E. Birtcher, LF Special Fund II, L.P., and Liquidity Fund Asset Management Inc., but The Birtcher Group and Birtcher American Properties have not been served with process and have not appeared in the action. The Partnership itself is not named as a defendant. The case is a class action brought on behalf of investors in the Partnership who purchased limited partnership interests from May 7, 1984 to September 17, 1985. The Second Amended Petition alleges breach of contract, intentional and negligent misrepresentation, breach of fiduciary duties, and violations of various Oklahoma and federal statutes in connection with the sale of the limited partnership interests. Plaintiff seeks unspecified compensatory damages and $10 million in punitive damages.

        Damson/Birtcher Partners and the related defendants have removed the case to the United States District Court for the Western District of Oklahoma, and have filed a motion to dismiss the case for lack of personal jurisdiction or, alternatively, to transfer the action to the United States District Court for the Central District of California, for the convenience of the parties and witnesses and in the interests of justice. Plaintiff has moved to remand the case back to the Oklahoma state court. Both motions are pending. Damson/Birtcher Partners and the related defendants intend to present a vigorous defense on the merits of plaintiff's claims, should this be necessary.

        Future Minimum Annual Rentals

        The Partnership has determined that all leases which had been executed as of December 31, 1998, are properly classified as operating leases for financial reporting purposes. Future minimum annual rental income to be received under such leases as of December 31, 1998, are as follows:

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(5)    Commitments and Contingencies (Cont'd.)

       Future Minimum Annual Rentals (Cont'd.)

         Year Ending December 31,
         ------------------------
                     1999                             $ 4,484,000
                     2000                               3,466,000
                     2001                               1,935,000
                     2002                               1,591,000
                     2003                               1,334,000
                     Thereafter                         3,215,000
                                                      -----------
                                                      $16,025,000
                                                      ===========


       Certain of these leases also provide for, among other things: tenant reimbursements to the Partnership of certain operating expenses; payments of additional rents in amounts equal to a set percentage of the tenant's annual revenue in excess of specified levels; and escalations in annual rents based upon the Consumer Price Index.

 (6)   Secured Loan Agreements

       In September 1987, the Partnership borrowed $4,000,000 pursuant to a loan agreement secured by a First Deed of Trust on the Certified Distribution Center in Salt Lake City, Utah. That loan matured on October 1, 1990, however, the General Partner obtained a loan extension that was to mature December 1, 1993. On July 30, 1993, the Partnership obtained a new loan secured by a First Deed of Trust on the Certified Distribution Center in Salt Lake City, Utah. The new loan, in the amount of $3,500,000, carries a fixed interest rate of 9% per annum over a 13-year fully amortizing term and a prepayment penalty of approximately $700,000 at current interest rates, if fully paid off after July 1, 1998. The Partnership's first payment of $38,000 was paid on September 1, 1993, with monthly installments due thereafter.

       Future principal payments to the lender under the loan as of December 31, 1998, are as follows:


         Year Ending December 31,
         ------------------------
                     1999                              $  242,000
                     2000                                 264,000
                     2001                                 289,000
                     2002                                 316,000
                     2003                                 346,000
                     Thereafter                         1,052,000
                                                       ----------
                                                       $2,509,000
                                                       ==========


        The General Partner believes the fair value of this secured loan approximates the carrying value, based on the interest rate charged for the loan.

        In March 1996, the Partnership entered into a loan agreement pursuant to which it may borrow up to $1,500,000, evidenced by a note secured by a first deed of trust and financing statement on the Ladera I Shopping Center in

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(6)    Secured Loan Agreements (Cont'd.)

       Albuquerque, New Mexico. The loan agreement calls for interest only payments at the rate of 1% over prime (currently 8.75%). There are no current borrowings against this loan arrangement outstanding as of December 31, 1998. The loan arrangement expires on April 1, 2002.

(7)    Accounts Payable and Accrued Liabilities

       Accounts payable and accrued liabilities consist of the following:


                                           DECEMBER 31,
                                    --------------------------
                                      1998              1997
                                    --------          --------
Real estate taxes                   $646,000          $576,000
Accounts payable and other           250,000           369,000
                                    --------          --------
                                    $896,000          $945,000
                                    ========          ========


(8)     Accrued Expenses for Liquidation

        Accrued expenses for liquidation as of December 31, 1998, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services, the general partner's liability insurance and the prepayment penalty associated with the anticipated early retirement of the mortgage loan secured by the Certified Warehouse property. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

(9)     Allowance for Doubtful Accounts


                                     YEAR ENDED
                                     DECEMBER 31,
                                        1996
                                     ------------
Balance at beginning of year          $ 63,000
Additions charged to expense            21,000
Write-offs                             (38,000)
                                      --------

Balance at end of year                $ 46,000
                                      ========


(10)    Subsequent Events

        On February 28, 1999, the Partnership made a distribution to its limited partners of $263,000.

        On March 24, 1999, the Partnership signed a Purchase and Sale Agreement and Joint Escrow Instructions to sell Terracentre for a sale price of $6,450,000. The purchaser is Halcyon Real Estate, Inc. ("Halcyon"), a local Denver real estate development company that is not affiliated in any way with the Partnership or the General Partner, or any of the General Partner's principals or affiliates. Closing of the transaction is subject to Halcyon's due diligence review and approval of title conditions, environmental reports, physical and engineering inspections, and operating documentation including leases, rental agreements and contracts, personal property inventories, operating expenses, property tax bills and physical plans and specifications for the property. The purchaser deposited $250,000 into escrow on March 25, 1999, which sum is fully refundable to the purchaser until completion of its due diligence investigation. The due diligence period is approximately 30 days, with closing of the transaction currently scheduled to take place approximately 15 days thereafter. Halcyon will not hire the General Partner or any affiliate to perform asset management or property management services for this property after close of the sale.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(10)    Subsequent Events (Cont'd.)


        On March 25, 1999, the Partnership signed a letter of intent with Praedium Performance Fund IV ("Praedium") to sell all of its properties except Terracentre to Praedium for $31,700,000. Praedium is a New York-based investment firm affiliated with CS First Boston. Praedium is not affiliated in any way with the Partnership or the General Partner, or any of the General Partner's principals or affiliates.

        The Partnership and Praedium expect to sign a definitive Purchase and Sale Agreement within two weeks, or by approximately April 8, 1999. Praedium will then have 45 days to complete its due diligence investigation and 30 days thereafter to complete the purchase. Upon execution of the definitive Purchase and Sale Agreement, Praedium will deposit $300,000 into an escrow account, which deposit shall be fully refundable at any time before the expiration of the due diligence period.

        Praedium will hire Birtcher or an affiliate as asset manager for the properties, and pay an annual fee equal to .30% of the value of the assets for asset management services. Also, Praedium will hire Birtcher or an affiliate as property manager for these assets for a fee that is approximately the same as the current fees paid to the General Partner for property management.

        The letter of intent is nonbinding. Completion of the transaction is conditioned upon Praedium completing its due diligence and formal approval of the transaction by Praedium's "Investment Committee". The Partnership has agreed that until the earlier of April 8, 1999 or the execution of a definitive Purchase and Sale Agreement or Praedium terminates the letter of intent, the Partnership will not offer to sell or solicit any offer to purchase or negotiate for the sale of the assets.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                                  SCHEDULE III
                           REAL ESTATE IN LIQUIDATION
                            AS OF DECEMBER 31, 1998
                             (AMOUNTS IN THOUSANDS)

    COL. A            COL. B             COL. C                     COL. D                         COL. E                   COL. H
---------------   ------------     ---------------------   ----------------------       ------------------------------     ---------

                                       INITIAL COST           COSTS CAPITALIZED              GROSS AMOUNT AT WHICH
                                      TO PARTNERSHIP             SUBSEQUENT               CARRIED AT CLOSE OF PERIOD
                                            (c)              TO THE ACQUISITION                      (b)
                                   ---------------------   ----------------------       ------------------------------
                                                                         CARRYING                 BUILDINGS
DESCRIPTION                                BUILDINGS AND                  COSTS                      AND          TOTAL       DATE
    (a)           ENCUMBRANCES     LAND    IMPROVEMENTS    IMPROVEMENTS  (d), (b)       LAND     IMPROVEMENTS      (e)      ACQUIRED
-----------       ------------   --------  -------------   ------------  --------     --------   ------------   --------    --------
Washington           $     --    $    865     $  3,252       $  1,406    $ (2,253)    $    859     $  2,413     $  3,272    12/19/84
Technical
Center, Phase I
Renton, WA

Certified               2,509       1,160        8,751            104      (4,360)       1,160        4,495        5,655    04/02/85
Distribution
Center
Salt Lake
City, UT

Ladera                     --       2,107        6,971            481      (4,156)       2,097        3,307        5,404    05/10/85
Shopping
Center, Phase I
Albuquerque, NM

The Cornerstone            --       4,620       14,115          4,182     (14,777)       3,597        4,542        8,139    07/19/85
Tempe, AZ

Terracentre                --       1,458       19,939          2,620     (18,368)         491        5,158        5,649    09/06/85
Denver, CO

Oakpointe                  --       1,249        8,852          3,101      (6,890)       1,119        5,193        6,312    09/18/85
Arlington
Heights, IL
                  -----------    --------     --------       --------    --------     --------     --------     --------
TOTAL                $  2,509    $ 11,459     $ 61,880       $ 11,894    $(50,804)    $  9,323     $ 25,108     $ 34,431
                  ===========    ========     ========       ========    ========     ========     ========     ========


NOTE:  Columns F,G and I are not applicable.

See notes to schedule on following page.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO SCHEDULE III

(a)     For a description of the properties, see "Item 2. Properties."

(b) For the year ended December 31, 1998, the General Partner determined that the carrying values of Certified Warehouse, The Cornerstone, Ladera-I Shopping Center and Oakpointe were in excess of their respective estimated net realizable values. As a result, their carrying values were adjusted by $1,225,000, $1,545,000, $652,000 and $1,546,000, to $5,655,000, $8,139,000, $5,404,000 and $6,312,000, respectively. In addition, during 1998, the carrying value of Terracentre increased by $2,368,000 to its estimated net realizable value of $5,649,000, partially offsetting the aforementioned decreases.

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

        The aggregate cost of land, buildings and improvements for Federal income tax purposes (unaudited) was $82,627,000 as of December 31, 1998. The difference between the aggregate cost of land, buildings and improvements for tax reporting purposes as compared to financial reporting purposes is primarily attributable to: (1) amounts received under rental agreements for non-occupied space, which were recorded as income for tax reporting purposes but were recorded as a reduction of the corresponding property basis for financial reporting purposes, and
        (2) the adjustments to the carrying value of the real estate for financial statement purposes have no effect for tax reporting purposes.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO SCHEDULE III (Cont'd.)

(e)                         RECONCILIATION OF REAL ESTATE


                                                         DECEMBER 31,
                                                --------------------------------
                                                    1998                1997
                                                ------------        ------------
Balance at beginning of year                    $ 36,090,000        $ 58,549,000
  Additions during the year:
      Improvements                                   941,000             719,000
      Other (*)                                           --         (23,178,000)
Reductions during the year:
      Adjustment to the carrying
       value of properties in liquidation         (2,600,000)                 --
                                                ------------        ------------

Balance at end of year                          $ 34,431,000        $ 36,090,000
                                                ============        ============


      (*) Results from reclassification of deferred rent receivable and leasing commissions to real estate and deletion of accumulated depreciation upon the adoption of the liquidation basis of accounting on March 31, 1997.

                   RECONCILIATION OF ACCUMULATED DEPRECIATION


                                       DECEMBER 31,
                                           1997
                                       ------------
Balance at beginning of year           $ 23,967,000
 Disposition of assets                           --
 Adjustment upon adoption of
 liquidation basis of accounting        (23,967,000)
                                       ------------
Balance at end of year                 $         --
                                       ============

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

       0       Richard G. Wollack, Chairman of the Board

       0       Brent R. Donaldson, President

       0       Deborah M. Richard, Chief Financial Officer

The general partner of Birtcher Partners is Birtcher Investments, a California general partnership. Birtcher Investments' general partner is Birtcher Limited, a California limited partnership and its general partner is BREICORP, a California corporation. The principals and relevant officers of BREICORP are as follows:

       0       Ronald E. Birtcher, Co-Chairman of the Board

       0       Arthur B. Birtcher, Co-Chairman of the Board

       0       Robert M. Anderson, Executive Director

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the fees, compensation and other expense reimbursements paid to the General Partner and its affiliates in all capacities for each year in the three-year period ended December 31, 1998.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 11. EXECUTIVE COMPENSATION (Cont'd.)


                                                YEAR ENDED DECEMBER 31,
                                    --------------------------------------------
                                       1998             1997            1996
                                    ----------       ----------       ----------
General Partner's 1% share of
  distributable cash                $    5,000       $   10,000       $    5,000
Asset management fees                  209,000          245,000          301,000
Property management fees               173,000          165,000          178,000
Leasing fees                            44,000           25,000           21,000
Property management expense
  reimbursements                       312,000          315,000          367,000
Other expense reimbursements           152,000          157,000          178,000
                                    ----------       ----------       ----------
TOTAL                               $  895,000       $  917,000       $1,050,000
                                    ==========       ==========       ==========



Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 25, 1999, Grape Investors, LLC was the beneficial owner of certain limited partnership interests, as follows:

Title of                    Name and address of                  Amount and nature of
 Class                       beneficial owner                    beneficial ownership(1)     Percent of class(1)
--------               ------------------------------       -----------------------     -------------------
Limited Partnership    Grape Investors, LLC                      $7,698,635                    7.9%
Interests(2)           c/o Arlen Capital Advisors
                       1650 Hotel Circle Drive North
                       Suite 200
                       San Diego, CA 92018

----------------
(1)  Based upon original invested capital.

(2) Grape Investors, LLC is beneficial owner of these securities. The Partnership has not admitted Grape Investors, LLC to the Partnership as a limited partner.


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

                        Exhibits:

                3.      Articles of Incorporation and Bylaws

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

                (27)    Financial Data Schedule

b)     Reports on Form 8-K:

       None filed for the year ended December 31, 1998, however, reference has been incorporated for the Form 8-K filed on February 4, 1999 reporting that the agreement to sell all of Damson/Birtcher Realty Income Fund-I's properties to Abbey Investments, Inc. had been terminated.

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

By:   DAMSON/BIRTCHER PARTNERS    By: BIRTCHER PARTNERS,
      (General Partner)               a California general partnership

                                      By: BIRTCHER INVESTMENTS,
                                          a California general partnership,
                                          General Partner of Birtcher Partners

                                          By: BIRTCHER LIMITED,
                                              a California limited partnership,
                                              General Partner of Birtcher
                                              Investments

                                              By: BREICORP,
                                                  a California corporation,
                                                  formerly known as Birtcher
                                                  Real Estate Inc., General
                                                  Partner of Birtcher Limited

Date: March 30, 1999                              By: /s/Robert M. Anderson
                                                      -----------------------
                                                      Robert M. Anderson
                                                      Executive Director
                                                      BREICORP

                                  By: LF Special Fund II, L.P.,
                                      a California limited partnership

                                      By: Liquidity Fund Asset Management, Inc.,
                                          a California corporation, General
                                          Partner of LF Special Fund II, L.P.

Date:   March 30, 1999                     By: /s/ Brent R. Donaldson
                                               -----------------------------
                                               Brent R. Donaldson
                                               President
                                               Liquidity Fund Asset Management,
                                               Inc.

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


     Signature                            Capacity                           Date
     ---------                            --------                           ----
/s/ Arthur B. Birtcher              Co-Chairman of the Board -          March 30, 1999
----------------------              BREICORP
Arthur B. Birtcher

/s/ Ronald E. Birtcher              Co-Chairman of the Board -          March 30, 1999
----------------------              BREICORP
Ronald E. Birtcher

/s/ Richard G. Wollack              Chairman of Liquidity Fund          March 30, 1999
----------------------              Asset Management, Inc.
Richard G. Wollack

                                 EXHIBIT INDEX

                3.      Articles of Incorporation and Bylaws

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