Form 10-Q
period 1999-03-31
DAMSON BIRTCHER REALTY INCOME FUND I
filed 1999-05-17
CIK 745932

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              March 31, 1999
                 ---------------------------------------------------------------


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


                               Yes [X]     No [ ]

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                      INDEX


                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statements of Net Assets in Liquidation - March 31, 1999
          (Unaudited)and December 31, 1998 (Audited).....................     3

          Statements of Changes of Net Assets in Liquidation -
          Three Months Ended March 31, 1999 and 1998 (Unaudited).........     4

          Notes to Financial Statements (Unaudited)......................     5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................    10

Item 3.   Quantitative and Qualitative Market Risk Disclosures...........    13

PART II.  OTHER INFORMATION..............................................    14

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                     STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                      March 31,           December 31,
                                                        1999                 1998
                                                     -----------          -----------
                                                     (unaudited)
ASSETS (Liquidation Basis):

Properties                                           $34,444,000          $34,431,000

Cash and cash equivalents                                502,000              351,000
Accounts receivable, net                                  37,000              171,000
Other assets                                             139,000              121,000
                                                     -----------          -----------
   Total Assets                                       35,122,000           35,074,000
                                                     -----------          -----------

LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities                 873,000              896,000
Secured loan payable                                   2,450,000            2,509,000
Accrued expenses for liquidation (including
  prepayment penalty)                                    873,000              873,000
                                                     -----------          -----------
   Total Liabilities                                   4,196,000            4,278,000
                                                     -----------          -----------
Net Assets in Liquidation                            $30,926,000          $30,796,000
                                                     ===========          ===========



The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                                      March 31,
                                                          -----------------------------------
                                                              1999                  1998
                                                          ------------           ------------
Net assets in liquidation at beginning of period          $ 30,796,000           $ 32,026,000
Increase (decrease) during period:
  Operating activities:
    Property operating income, net                             667,000                681,000
    Interest income                                              3,000                  4,000
    General and administrative expenses                       (208,000)              (234,000)
    Interest expense on mortgage payable                       (56,000)               (61,000)
    Leasing commissions                                        (11,000)              (108,000)
                                                          ------------           ------------
                                                               395,000                282,000
    Liquidating activities-
     distributions to partners                                (265,000)              (256,000)
                                                          ------------           ------------

Net increase in assets in liquidation                          130,000                 26,000
                                                          ------------           ------------

Net assets in liquidation at end of period                $ 30,926,000           $ 32,052,000
                                                          ============           ============


   The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

(1)     Accounting Policies

        The financial statements of Damson/Birtcher Realty Income Fund-I (the "Partnership") included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, are necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

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

        Rental income from FISERV, Inc. (formerly d.b.a. Citicorp CIR, Inc.) totaled $257,000 and $234,000 for the three months ended March 31, 1999 and 1998, or approximately 20% and 17% respectively of the Partnership's total rental income.

        Sale of the Properties

        In November 1998, the Partnership entered into a definitive Purchase and Sale Agreement with Abbey Investments, Inc. to sell all the Partnership's properties for a range between $34,500,000 and $36,000,000, depending on final occupancy rates at the time of closing. However, in January 1999, the agreement was terminated because Abbey had requested a material reduction in the purchase price, which the Partnership did not agree to.

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

(1)     Accounting Policies (Cont'd.)

        Sale of the Properties (Cont'd.)

        environmental reports, physical and engineering inspections, and operating documentation including leases, rental agreements and contracts, personal property inventories, operating expenses, property tax bills and physical plans and specifications for the property. The purchaser deposited $250,000 into escrow on March 25, 1999, which sum is fully refundable to the purchaser until completion of its due diligence investigation. The due diligence period ends May 17, 1999, with closing of the transaction currently scheduled to take place on June 2, 1999. Halcyon will not hire the General Partner or any affiliate to perform asset management or property management services for this property after close of the sale.

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

        On April 30, 1999, Praedium and the Partnership executed a definitive Purchase and Sale Agreement for the price and on the terms contemplated in the letter of intent, and Praedium deposited $243,100 into escrow. The Agreement is subject to customary contingencies, including due diligence inspection and review, approval of title conditions, receipt of tenant estoppels and the like, and is subject to formal approval by Praedium's "Investment Committee." Praedium's deposit is fully refundable during the contingency period. The contingency period currently expires on June 14, 1999, with closing of the transaction currently scheduled for July 14, 1999.

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

        affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended March 31, 1999 and 1998, the Partnership incurred approximately $33,000 and $40,000, respectively.

        An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 3% of the gross receipts from the properties under management. Such fees amounted to approximately $42,000 and $42,000 for the three months ended March 31, 1999 and 1998, respectively. In addition, an affiliate of the General Partner received $86,000 and $73,000 for the three months ended March 31, 1999 and 1998, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs.

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

        The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .45% for 1999 and .55% for 1998 of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of 1998 and by the General Partner's estimate of fair value in January 1999. Such fees for the three months ended March 31, 1999 and 1998, amounted to $39,000 and $52,000, respectively.

        In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended March 31, 1999 and 1998, amounted to $1,000 and $23,000, respectively.

(3)     Commitments and Contingencies

        Litigation

        So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings, except for the following:

        Bigelow/Diversified Secondary Partnership's Fund 1990 Litigation
        ----------------------------------------------------------------

        On March 25, 1997, a limited partner named Bigelow/Diversified Secondary Partnership Fund 1990 filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging breach of fiduciary duty and breach of contract and seeking to enjoin the Consent Solicitation dated February 18, 1997. On April 18,

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENT - UNAUDITED (Cont'd.)

(3)     Commitments and Contingencies (Cont'd.)

        Litigation (Cont'd.)

        Bigelow Diversified Secondary Partnership Fund 1990 litigation (Cont'd.)

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

        Rex Garton, et al. v. Damson/Birtcher Partners, et al.
        ------------------------------------------------------

        This action was filed on September 25, 1998 in the District Court of Oklahoma County for the State of Oklahoma against the Partnership's general partner, Damson/Birtcher Partners, other related defendants and numerous unrelated defendants. Damson/Birtcher Partners and other related defendants were brought into the action in late December 1998, when they were served with the Second Amended Petition. The other related defendants are Birtcher Partners, Birtcher Properties, The Birtcher Group, Birtcher American Properties, Arthur B. Birtcher, Ronald
        E. Birtcher, LF Special Fund II, L.P., and Liquidity Fund Asset Management Inc., but The Birtcher Group and Birtcher American Properties have not been served with process and have not appeared in the action. The Partnership itself is not named as a defendant. The case is a class action brought on behalf of investors in the Partnership who purchased limited partnership interests from May 7,

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENT - UNAUDITED (Cont'd.)

(3)     Commitments and Contingencies (Cont'd.)

        Litigation (Cont'd.)

        Rex Garton, et al. v. Damson/Birtcher, et al. (Cont'd.)

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

        Madison Partnership and ISA Partnership Litigation

        On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur
        B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the Partnerships and appointment of an independent liquidating trustee. The Partnership has yet to respond to the complaint, but intends to present a vigorous defense.

(4)     Accrued Expenses for Liquidation

        Accrued expenses for liquidation as of March 31, 1999, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the pre-payment penalty associated with the anticipated early retirement of the mortgage loan secured by the Certified Distribution Center property. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Liquidity and Capital Resources

        Since the completion of its acquisition program in September 1985, the Partnership has been engaged in the operation of its properties. The Partnership's original objective had been to hold its properties as long-term investments. However, an Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993 which constituted at least one half of the aggregate appraised values of all Partnership properties as of that date were not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, as of December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment. In a Consent Solicitation dated February 18, 1997, the Partnership solicited and received the consent of the Limited Partners on March 14, 1997 to dissolve the Partnership and sell and liquidate all of its remaining properties as soon as practicable, consistent with selling the Partnership's properties to the best advantage under the circumstances. The Partnership's properties were held for sale throughout 1998 and continue to be held for sale.

        In November 1998, the Partnership entered into a Purchase and Sale Agreement with Abbey Investments, Inc. to sell all the Partnership's properties for a purchase price ranging between $34,500,000 and $36,000,000, depending on final occupancy rates at the time of closing. However, in January 1999, the agreement was terminated because Abbey had requested a material reduction in the purchase price, which the Partnership did not agree to.

        On March 24, 1999, the Partnership signed a Purchase and Sale Agreement and Joint Escrow Instructions to sell Terracentre for a sale price of $6,450,000. The purchaser is Halcyon Real Estate, Inc. ("Halcyon"), a local Denver real estate development company that is not affiliated in any way with the Partnership or the General Partner, or any of the General Partner's principals or affiliates. Closing of the transaction is subject to Halcyon's due diligence review and approval of title conditions, environmental reports, physical and engineering inspections, and operating documentation including leases, rental agreements and contracts, personal property inventories, operating expenses, property tax bills and physical plans and specifications for the property. The purchaser deposited $250,000 into escrow on March 25, 1999, which sum is fully refundable to the purchaser until completion of its due diligence investigation. The due diligence period ends May 17, 1999, with closing of the transaction currently scheduled to take place on June 2, 1999. Halcyon will not hire the General Partner or any affiliate to perform asset management or property management services for this property after close of the sale.

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

        On April 30, 1999, Praedium and the Partnership executed a definitive Purchase and Sale Agreement for the price and on the terms contemplated in the letter of intent, and Praedium deposited $243,100 into escrow. The Agreement is subject to customary contingencies, including due diligence inspection and review, approval of title conditions, receipt of tenant estoppels and the like, and is subject to formal approval by Praedium's "Investment Committee." Praedium's deposit is fully refundable during the contingency period. The contingency period currently expires on June 14, 1999, with closing of the transaction currently scheduled for July 14, 1999.

        Although there can be no assurance that the proposed sales of the properties will be completed, if the sales are completed at the stated prices, the limited partners will receive total aggregate sale proceeds of approximately $345 per $1,000 originally invested in the Partnership.

        The General Partner's estimate of sales proceeds does not take into account the expenditure of Partnership cash reserves, operating expenses or net income or loss of the Partnership for any period prior to the time the remaining properties are sold, which could affect the amount of sales proceeds available for distribution. Therefore, the actual proceeds to be received by the limited partners may vary materially, up or down, from the estimate.

        Regular distributions through March 31, 1999 represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital reserve requirements.

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

        In March 1996, the Partnership entered into a loan agreement pursuant to which it could borrow up to $1,500,000 (similar to a credit line arrangement), evidenced by a note secured by a first deed of trust and financing statement on the Ladera I Shopping Center in Albuquerque, New Mexico. Pursuant to the note and loan agreement, the Partnership borrowed $700,000 in March 1996. The net proceeds of the foregoing loan were used to fund a portion of the renovation and tenant improvements at The Cornerstone and tenant improvements at Oakpointe. The Partnership made interest only payments at the rate of 1% over prime (the loan rate was 9.25%) through November 1996, when the entire balance was paid off utilizing a portion of the proceeds from the sale of Arlington Executive Plaza. The Partnership has the ability to borrow against this credit facility (up to $1,500,000) through April 2002 should its cash requirements necessitate.

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

        Other Matters (Cont'd.)


        financial position, results of operations or cash flows in future periods. As of March 31, 1999, the investor services system used to track the limited partners' interests, distributions and tax information has been tested and appears to be free of year 2000 bugs. The Partnership's properties are under review utilizing the Building Owners and Managers Association ("BOMA") industry standards as a guideline for necessary corrections and the Partnership's accounting systems are scheduled for a software upgrade to correct any year 2000 issues in July of 1999. The cost of the upgrades will be borne by the General Partner and will not be reimbursed by the Partnership. In addition, the General Partner has made inquiries of its banks, all of which indicate that any problems have been addressed adequately by those institutions.

        Even if attempts to correct any deficiencies in the Partnership's software are unsuccessful, the General Partner anticipates that in the short term it could convert its systems to standard spreadsheet or data base programs at nominal costs.

        Results of Operations for the Three Months Ended March 31, 1999

        Because the Partnership is in the process of liquidating its remaining assets, a comparison of the results of operations is not practical. As the Partnership's assets (properties) are sold, the results of operations will be generated from a smaller asset base, and are therefore not comparable. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

        For the three months ended March 31, 1999, the Partnership generated $667,000 of net operating income from operations of its properties. The decrease in net operating income for the three months ended March 31, 1999 when compared to the same period in 1998 was primarily attributable to the write off of $194,000 in uncollectable tenant rents at The Cornerstone. This decrease was partially offset by an increase in revenue at Certified Warehouse ($78,000), Washington Technical Center ($18,000) and Oakpointe ($57,000).

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

        Interest income resulted from the temporary investment of Partnership working capital. For the three months ended March 31, 1999, interest income was approximately $3,000.

        General and administrative expenses for the three months ended March 31, 1999, include charges of $73,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

        Results of Operations for the Three Months Ended March 31, 1999
        (Cont'd.)


        Also included in general and administrative expenses for the three months ended March 31, 1999, are direct charges of $135,000, relating to audit fees, tax preparation fees, legal fees and professional services, liability insurance expenses, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

        The decrease in general and administrative expenses for the three months ended March 31, 1999, as compared to the corresponding period in 1998, was primarily attributable to decreases in the General Partner's liability insurance, asset management fees and leasing fees during 1999. The aforementioned decreases were partially offset by an increase in legal fees incurred.

        Accrued expenses for liquidation as of March 31, 1999, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services, and the pre-payment penalty associated with the anticipated early retirement of the mortgage loan secured by the Certified Distribution Center property. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

        Interest expense resulted from interest on the first deed of trust on Certified Distribution Center.

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

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

        This action was filed on September 25, 1998 in the District Court of Oklahoma County for the State of Oklahoma against the Partnership's general partner, Damson/Birtcher Partners, other related defendants and numerous unrelated defendants. Damson/Birtcher Partners and other related defendants were brought into the action in late December 1998, when they were served with the Second Amended Petition. The other related defendants

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

ITEM 1.        LEGAL PROCEEDINGS (Cont'd.)

        Rex Garton, et al. v. Damson/Birtcher Partners, et al. (Cont'd)

        are Birtcher Partners, Birtcher Properties, The Birtcher Group, Birtcher American Properties, Arthur B. Birtcher, Ronald E. Birtcher, LF Special Fund II, L.P., and Liquidity Fund Asset Management Inc., but The Birtcher Group and Birtcher American Properties have not been served with process and have not appeared in the action. The Partnership itself is not named as a defendant. The case is a class action brought on behalf of investors in the Partnership who purchased limited partnership interests from May 7, 1984 to September 17, 1985. The Second Amended Petition alleges breach of contract, intentional and negligent misrepresentation, breach of fiduciary duties, and violations of various Oklahoma and federal statutes in connection with the sale of the limited partnership interests. Plaintiff seeks unspecified compensatory damages and $10 million in punitive damages.

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

        Madison Partnership and ISA Partnership Litigation

        On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur
        B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the Partnerships and appointment of an independent liquidating trustee. The Partnership has yet to respond to the complaint, but intends to present a vigorous defense.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)      Exhibits:

                27 - Financial Data Schedule

        b)      Reports on Form 8-K:

                None filed in quarter ended March 31, 1999.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                DAMSON/BIRTCHER REALTY INCOME FUND-I


By: DAMSON/BIRTCHER PARTNERS    By: BIRTCHER PARTNERS,
    General Partner)                a California general partnership

                                    By: BIRTCHER INVESTMENTS,
                                        a California general partnership,
                                        General Partner of Birtcher Partners

                                        By: BIRTCHER LIMITED,
                                            a California limited partnership,
                                            General Partner of Birtcher
                                            Investments

                                            By: BREICORP,
                                                a California corporation,
                                                formerly known as Birtcher
                                                Real Estate Inc., General
                                                Partner of Birtcher Limited

Date: May 14, 1999                              By: /s/Robert M. Anderson
                                                    ----------------------------
                                                    Robert M. Anderson
                                                    Executive Director
                                                    BREICORP

                               By: LF Special Fund II, L.P.,
                                   a California limited partnership

                                   By: Liquidity Fund Asset Management, Inc.,
                                       a California corporation, General
                                       Partner of LF Special Fund II, L.P.

Date: May 14, 1999                     By: /s/ Brent R. Donaldson
                                           ------------------------------------
                                           Brent R. Donaldson
                                           President
                                           Liquidity Fund Asset Management, Inc.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


                                 EXHIBIT INDEX

        a)      Exhibits:

                27 - Financial Data Schedule

        b)      Reports on Form 8-K:

                None filed in quarter ended March 31, 1999.