Form 10-Q
period 1999-06-30
DAMSON BIRTCHER REALTY INCOME FUND I
filed 1999-08-16
CIK 745932

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                    June 30, 1999
                      ----------------------------------------------------------

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


                                 Yes [X] No [ ]

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

                                      INDEX


                                                                                                                        Page
                                                                                                                        ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Statements of Net Assets in Liquidation - June 30, 1999
           (Unaudited) and December 31, 1998 (Audited)..............................................................        3

           Statements of Changes of Net Assets in Liquidation -
           Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)............................................        4

           Notes to Financial Statements (Unaudited)................................................................        5

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations............................................................       13

Item 3.    Quantitative and Qualitative Market Risk Disclosures.....................................................       19


PART II.   OTHER INFORMATION........................................................................................       19


                          PART I. FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS


                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                     STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                    June 30,          December 31,
                                                     1999                 1998
                                                   -----------        -----------
ASSETS (Liquidation Basis):                        (unaudited)

Properties                                         $32,762,000        $34,431,000

Cash and cash equivalents                              611,000            351,000
Accounts receivable, net                                29,000            171,000
Other assets                                           156,000            121,000
                                                   -----------        -----------

    Total Assets                                    33,558,000         35,074,000
                                                   -----------        -----------

LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities               950,000            896,000
Secured loan payable                                 2,391,000          2,509,000
Accrued expenses for liquidation (including
  prepayment penalty)                                  873,000            873,000
                                                   -----------        -----------

    Total Liabilities                                4,214,000          4,278,000
                                                   -----------        -----------

Net Assets in Liquidation                          $29,344,000        $30,796,000
                                                   ===========        ===========


The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)




                                              Three Months Ended                             Six Months Ended
                                                   June 30,                                       June 30,
                                          ---------------------------------         ---------------------------------
                                              1999                 1998                 1999                 1998
                                          ------------         ------------         ------------         ------------
Net assets in liquidation
 at beginning of period                   $ 30,926,000         $ 32,052,000         $ 30,796,000         $ 32,026,000
Increase (decrease) during period:
  Operating activities:
    Property operating income, net             800,000              911,000            1,466,000            1,592,000
    Interest income                              3,000                1,000                7,000                6,000
    General and administrative
     expenses                                 (244,000)            (273,000)            (451,000)            (507,000)
    Interest expense on mortgage
     payable                                   (55,000)             (59,000)            (111,000)            (121,000)
    Leasing commissions                        (55,000)            (110,000)             (66,000)            (218,000)
                                          ------------         ------------         ------------         ------------

                                               449,000              470,000              845,000              752,000
                                          ------------         ------------         ------------         ------------
  Liquidating activities:
    Adjustment to the carrying
     value of real estate                   (1,717,000)          (2,600,000)          (1,717,000)          (2,600,000)
    Distributions to partners                 (314,000)                  --             (580,000)            (256,000)
                                          ------------         ------------         ------------         ------------

                                            (2,031,000)          (2,600,000)          (2,297,000)          (2,856,000)
                                          ------------         ------------         ------------         ------------

Net decrease in assets
in liquidation                              (1,582,000)          (2,130,000)          (1,452,000)          (2,104,000)
                                          ------------         ------------         ------------         ------------

Net assets in liquidation at
end of period                             $ 29,344,000         $ 29,922,000         $ 29,344,000         $ 29,922,000
                                          ============         ============         ============         ============


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

         Segment Reporting

         The Partnership adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the revenues derived from the enterprise's products or services and major customers. SFAS 131 also requires that the enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. Given that the Partnership is in the process of liquidation,

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(1)      Accounting Policies (Cont'd.)

         Segment Reporting (Cont'd.)

         the Partnership has identified only one operating business segment which is the business of asset liquidation. The adoption of SFAS 131 did not have an impact on the Partnership's financial reporting.

         Rental income from FISERV, Inc. (formerly d.b.a. Citicorp CIR, Inc.) totaled $255,000 and $237,000 for the three months ended June 30, 1999 and 1998, or approximately 18% and 16% respectively of the Partnership's total rental income. For the six months ended June 30, 1999 and 1998, rental income totaled $516,000 and $471,000, or 19% and 16% of the Partnership's total rental income, respectively.

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

         On April 30, 1999, the Partnership and Praedium Performance Fund IV ("Praedium") executed a Purchase and Sale Agreement to sell all of the Partnership's properties except Terracentre to Praedium for $31,700,000. Praedium deposited $243,100 into escrow, pending completion of its due diligence inspection and review. Praedium's contingency period expired on June 14, 1999. During and after the contingency period, Praedium, in a series of negotiations with the Partnership, sought reductions in the purchase price of each of the properties and declined to include the Cornerstone, Ladera-I and Certified Distribution Center in its offers. During this time, the General Partner negotiated with Praedium, and also sought other purchasers for the properties, both individually and as a group. Finally, in late July 1999, the Partnership declined Praedium's offer to purchase only Cornerstone, Oakpointe and Washington Tech for a materially reduced purchase price and terminated its dealings with Praedium.

         Immediately thereafter, on July 29, 1999, the Partnership entered into a Purchase and Sale Agreement and Joint Escrow Instructions to sell all of the Partnership's properties except Terracentre, The Cornerstone and Ladera-I Shopping Center to Rubin Pachulsky Dew Properties, LLC ("Rubin Pachulsky Dew") for an aggregate purchase price of $14,650,000. Rubin Pachulsky Dew deposited $356,448 into escrow, which deposit is nonrefundable except in the event of the Partnership's breach of the sale agreement. Rubin Pachulsky Dew is a third-party real estate investment entity that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates.

         Except for a few technical exceptions, such as the Partnership's breach of the sale agreement or title issues that cannot be corrected or insured against by the Partnership to Rubin Pachulsky Dew's satisfaction, the purchase is not subject to any conditions. It is currently scheduled to close on September 14, 1999, and both buyer and seller have agreed to use their best efforts to close the transaction sooner.

         Rubin Pachulsky Dew will hire Birtcher or an affiliate as property manager for the properties for a fee that is approximately the same as the current fee paid to the General Partner for property management. In addition, Rubin Pachulsky Dew will hire Birtcher or an affiliate to provide certain asset management services for the properties, and pay an incentive fee approximately equal

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(1)      Accounting Policies (Cont'd.)

         Sale of the Properties (Cont'd.)

         to 10% of the profits, if any, after Rubin Pachulsky Dew has received a 15% return on its investment. The incentive fee, if earned, is not payable until the last property is sold or four years from date of purchase, whichever comes first. The property management agreement is cancelable at any time upon 60 days notice, but the incentive fee will survive termination of the contract.

         Terracentre

         On March 24, 1999, the Partnership signed a Purchase and Sale Agreement to sell Terracentre for $6,450,000 to Halcyon Real Estate, Inc. ("Halcyon"), a local Denver real estate development company. During its due diligence period Halcyon asked to extend its contingency period to address zoning and land-use changes with the city of Denver (it apparently wanted to change the site from office to residential condominium use). The General Partner did not accept the request for extension. Halcyon thereupon asked to reduce the purchase price from $6,450,000 to $4,500,000. The Partnership rejected this request and terminated its dealings with Halcyon.

         On June 18, 1999, the Partnership entered into a Purchase and Sale Agreement with Charles Callaway ("Callaway"), an unaffiliated Denver real estate developer and operator, for $6,450,000. The purchaser deposited $200,000 into escrow on June 21, 1999, all but $50,000 of which is refundable pending completion of its due diligence investigation. Unfortunately, at a Denver city council meeting on August 10, 1999, certain council members discussed condemning Terracentre in order to expand the adjacent convention center. At this time, the Callaway transaction is on hold, pending further action by the City of Denver.

         The Cornerstone

         On June 29, 1999, the Partnership signed a Purchase and Sale Agreement and Joint Escrow Instructions to sell the Cornerstone to GDA Real Estate Services, LLC ("GDA"), a local real estate developer and operator that is not affiliated in any way with the Partnership, its General Partner or the General Partner's affiliates, for a sale price of $8,500,000. GDA deposited $250,000 into escrow on June 30, 1999, which sum is nonrefundable. Closing of the transaction is currently scheduled for August 29, 1999. GDA may extend the closing date for an additional 30 days by depositing an additional nonrefundable payment of $100,000 into escrow. Prior to the close of the sale, the Partnership shall deposit into escrow the sum of $230,000 to make certain repairs to the parking lot.

         GDA is represented by a third party broker in the transaction. The broker will be paid an amount not to exceed $171,000 from the sale proceeds. GDA will not hire the General Partner or any affiliate to perform asset management or property management services for this property after close of the sale. The Partnership has granted Rubin Pachulsky Dew an option to purchase the Cornerstone for the same price and on the same terms as GDA, should the GDA purchase fail for any reason.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(1)      Accounting Policies (Cont'd.)

         Sale of the Properties (Cont'd.)

         Ladera-I

         On August 9, 1999, the Partnership signed a Purchase and Sale Agreement and Joint Escrow Instructions to sell Ladera-I shopping center to CA New Mexico, LLC, a wholly-owned subsidiary of CenterAmerica Trust ("CenterAmerica"), a Houston-based real estate investment trust that is not affiliated in any way with the Partnership, its General Partner or the General Partner's affiliates. The purchase price is $4,424,000. CenterAmerica deposited $79,000 into escrow on August 10, 1999, which sum is fully refundable pending completion of its due diligence. The due diligence contingency period is scheduled to end on September 7, 1999, with closing to occur on September 22, 1999.

         CenterAmerica is represented by a third party broker in the transaction. The broker will be paid an amount not to exceed $176,960 from the sale proceeds. CenterAmerica will not hire the General Partner or any affiliate to perform asset management or property management services for this property after close of the sale.

         Adjustment to the Carrying Value of Real Estate

         During the three months ended June 30, 1999, the General Partner determined that the carrying values of Ladera-I Shopping Center and Oakpointe were in excess of their respective estimated net realizable values, less estimated selling cost. As a result, their carrying values were adjusted by $1,217,000 and $500,000, to $4,203,000, and
         $5,812,000, respectively.

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

(2)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended June 30, 1999 and 1998, the

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)      Transactions with Affiliates (Cont'd.)

         Partnership incurred approximately $52,000 and $50,000, respectively. Such costs were $85,000 and $90,000 for the six months there ended.

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 3% of the gross receipts from the properties under management. Such fees amounted to approximately $42,000 and $44,000 for the three months ended June 30, 1999 and 1998, and $85,000 and $85,000, respectively for the six months there ended. In addition, an affiliate of the General Partner received $85,000 and $87,000 for the three months ended June 30, 1999 and 1998, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs. For the six months there ended, such reimbursements were $171,000 and $161,000, respectively.

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

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .45% for 1999 and .55% for 1998 of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of 1998 and by the General Partner's estimate of fair value for 1999. Such fees for the three months ended June 30, 1999 and 1998, amounted to $39,000 and $52,000, respectively. For the six months there ended, these fees amounted to $79,000 and $105,000, respectively.

         In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended June 30, 1999 and 1998, amounted to $17,000 and $12,000, respectively. For the six months there ended, such fees were $18,000 and $35,000, respectively.

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

         Litigation (Cont'd.)

         Rex Garton, et al. v. Damson/Birtcher Partners, et al. (Cont'd.)

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

         Damson/Birtcher Partners and the related defendants have removed the case to the United States District Court for the Western District of Oklahoma, and have filed a motion to dismiss the case for lack of personal jurisdiction or, alternatively, to transfer the action to the United States District Court for the Central District of California, for the convenience of the parties and witnesses and in the interests of justice. Plaintiff's motion to remand the case back to the Oklahoma state court was denied. The motion to dismiss or transfer is pending. Damson/Birtcher Partners and the related defendants intend to present a vigorous defense on the merits of plaintiff's claims, should this be necessary.

         Madison Partnership and ISA Partnership Litigation

         On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the Partnerships and appointment of an independent liquidating trustee. The Partnership has moved to dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. If the case is not dismissed, the Partnership intends to present a vigorous defense.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



NOTES TO FINANCIAL STATEMENT - UNAUDITED (Cont'd.)

(4)      Accrued Expenses for Liquidation

         Accrued expenses for liquidation as of June 30, 1999, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the pre-payment penalty associated with the anticipated early retirement of the mortgage loan secured by the Certified Distribution Center property. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

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

         On April 30, 1999, the Partnership and Praedium Performance Fund IV ("Praedium") executed a Purchase and Sale Agreement to sell all of the Partnership's properties except Terracentre to Praedium for $31,700,000. Praedium deposited $243,100 into escrow, pending completion of its due diligence inspection and review. Praedium's contingency period expired on June 14, 1999. During and after the contingency period, Praedium, in a series of negotiations with the Partnership, sought reductions in the purchase price of each of the properties and declined to include the Cornerstone, Ladera-I and Certified Distribution Center in its offers. During this time, the General Partner negotiated with Praedium, and also sought other purchasers for the properties, both individually and as a group. Finally, in late July 1999, the Partnership declined Praedium's offer to purchase only Cornerstone, Oakpointe and Washington Tech for a materially reduced purchase price and terminated its dealings with Praedium.

         Immediately thereafter, on July 29, 1999, the Partnership entered into a Purchase and Sale Agreement and Joint Escrow Instructions to sell all of the Partnership's properties except Terracentre, The Cornerstone and Ladera-I Shopping Center to Rubin Pachulsky Dew Properties, LLC ("Rubin Pachulsky Dew") for an aggregate purchase price of $14,650,000. Rubin Pachulsky Dew deposited $356,448 into escrow, which deposit is nonrefundable except in the event of the Partnership's breach of the sale agreement. Rubin Pachulsky Dew is a third-party real estate investment entity that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates.

         Except for a few technical exceptions, such as the Partnership's breach of the sale agreement or title issues that cannot be corrected or insured against by the Partnership to Rubin Pachulsky Dew's satisfaction, the purchase is not subject to any conditions. It is currently scheduled to close on September 14, 1999, and both buyer and seller have agreed to use their best efforts to close the transaction sooner.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)

         Rubin Pachulsky Dew will hire Birtcher or an affiliate as property manager for the properties for a fee that is approximately the same as the current fee paid to the General Partner for property management. In addition, Rubin Pachulsky Dew will hire Birtcher or an affiliate to provide certain asset management services for the properties, and pay an incentive fee approximately equal to 10% of the profits, if any, after Rubin Pachulsky Dew has received a 15% return on its investment. The incentive fee, if earned, is not payable until the last property is sold or four years from date of purchase, whichever comes first. The property management agreement is cancelable at any time upon 60 days notice, but the incentive fee will survive termination of the contract.

         Terracentre

         On March 24, 1999, the Partnership signed a Purchase and Sale Agreement to sell Terracentre for $6,450,000 to Halcyon Real Estate, Inc. ("Halcyon"), a local Denver real estate development company. During its due diligence period Halcyon asked to extend its contingency period to address zoning and land-use changes with the city of Denver (it apparently wanted to change the site from office to residential condominium use). The General Partner did not accept the request for extension. Halcyon thereupon asked to reduce the purchase price from $6,450,000 to $4,500,000. The Partnership rejected this request and terminated its dealings with Halcyon.

         On June 18, 1999, the Partnership entered into a Purchase and Sale Agreement with Charles Callaway ("Callaway"), an unaffiliated Denver real estate developer and operator, for $6,450,000. The purchaser deposited $200,000 into escrow on June 21, 1999, all but $50,000 of which is refundable pending completion of its due diligence investigation. Unfortunately, at a Denver city council meeting on August 10, 1999, certain council members discussed condemning Terracentre in order to expand the adjacent convention center. At this time, the Callaway transaction is on hold, pending further action by the City of Denver.

         The Cornerstone

         On June 29, 1999, the Partnership signed a Purchase and Sale Agreement and Joint Escrow Instructions to sell the Cornerstone to GDA Real Estate Services, LLC ("GDA"), a local real estate developer and operator that is not affiliated in any way with the Partnership, its General Partner or the General Partner's affiliates, for a sale price of $8,500,000. GDA deposited $250,000 into escrow on June 30, 1999, which sum is nonrefundable. Closing of the transaction is currently scheduled for August 29, 1999. GDA may extend the closing date for an additional 30 days by depositing an additional nonrefundable payment of $100,000 into escrow. Prior to the close of the sale, the Partnership shall deposit into escrow the sum of $230,000 to make certain repairs to the parking lot.

         GDA is represented by a third party broker in the transaction. The broker will be paid an amount not to exceed $171,000 from the sale proceeds. GDA

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)

         The Cornerstone (Cont'd.)

         will not hire the General Partner or any affiliate to perform asset management or property management services for this property after close of the sale. The Partnership has granted Rubin Pachulsky Dew an option to purchase the Cornerstone for the same price and on the same terms as GDA, should the GDA purchase fail for any reason.

         Ladera-I

         On August 9, 1999, the Partnership signed a Purchase and Sale Agreement and Joint Escrow Instructions to sell Ladera-I Shopping Center to CA New Mexico, LLC, a wholly-owned subsidiary of CenterAmerica Trust ("CenterAmerica"), a Houston-based real estate investment trust that is not affiliated in any way with the Partnership, its General Partner or the General Partner's affiliates. The purchase price is $4,424,000. CenterAmerica deposited $79,000 into escrow on August 10, 1999, which sum is fully refundable pending completion of its due diligence. The due diligence contingency period is scheduled to end on September 7, 1999, with closing to occur on September 22, 1999.

         CenterAmerica is represented by a third party broker in the transaction. The broker will be paid an amount not to exceed $176,960 from the sale proceeds. CenterAmerica will not hire the General Partner or any affiliate to perform asset management or property management services for this property after close of the sale.

         Although there can be no assurance that the proposed sales of the properties will be completed, if the sales are completed at the stated prices, the limited partners will receive total aggregate sale proceeds of approximately $302 per $1,000 originally invested in the Partnership.

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

         Regular distributions through June 30, 1999 represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital reserve requirements.

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

         Other Matters

         The Partnership is in the process of liquidating its remaining assets. It is anticipated that a sale of those assets will occur on or before January 1, 2000. It is the opinion of the General Partner that the value of those assets is not subject to any valuation risk as a result of year 2000 issues, other than general economic climate issues that may arise. Based on current information, the cost of addressing potential year 2000 problems is not expected to have a material adverse impact on the Partnership's financial position, results of operations or cash flows in future periods. As of June 30, 1999, the investor services system used to track the limited partners' interests, distributions and tax information has been tested and appears to be free of year 2000 bugs. The Partnership's properties are under review utilizing the Building Owners and Managers Association ("BOMA") industry standards as a guideline for necessary corrections and the Partnership's accounting systems are undergoing a software upgrade to correct any year 2000 issues to be completed in August 1999. The cost of the upgrades are being borne by the General Partner and will not be reimbursed by the Partnership. In addition, the General Partner has made inquiries of its banks, all of which indicate that any problems have been addressed adequately by those institutions.

         Even if attempts to correct any deficiencies in the Partnership's software are unsuccessful, the General Partner anticipates that in the short term it could convert its systems to standard spreadsheet or data base programs at nominal costs.

         Results of Operations for the Three Months Ended June 30, 1999

         Because the Partnership is in the process of liquidating its remaining

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended June 30, 1999
         (Cont'd.)

         assets, a comparison of the results of operations is not practical. As the Partnership's assets (properties) are sold, the results of operations will be generated from a smaller asset base, and are therefore not comparable. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

         For the three months ended June 30, 1999, the Partnership generated $800,000 of net operating income from operations of its properties. The decrease in net operating income for the three months ended June 30, 1999 when compared to the same period in 1998 was attributable to several factors. At The Cornerstone, $94,000 of uncollectable tenant rent was written off and the property incurred $41,000 of additional operating expenses in 1999 as compared to 1998. In addition, in 1997 the Partnership wrote off $75,000 in bad debt expenses that were later recovered in 1998 at The Cornerstone. That subsequent collection caused a one-time increase in operating income for 1998 when compared to 1999. These decreases were partially offset by increased rental revenue from Washington Technical Center ($28,000) and Oakpointe ($50,000) and increased operating expense reimbursements at Terracentre ($21,000).

         Interest income resulted from the temporary investment of Partnership working capital. For the three months ended June 30, 1999, interest income was approximately $3,000.

         General and administrative expenses for the three months ended June 30, 1999, include charges of $109,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties.

         Also included in general and administrative expenses for the three months ended June 30, 1999, are direct charges of $135,000, relating to audit fees, tax preparation fees, legal fees and professional services, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         The decrease in general and administrative expenses for the three months ended June 30, 1999, as compared to the corresponding period in 1998, was primarily attributable to decreases in the General Partner's liability insurance, asset management fees, consulting and appraisal fees during 1999. The aforementioned decreases were partially offset by an increase in legal fees incurred.

         During the three months ended June 30, 1999, the General Partner determined that the carrying values of Ladera-I Shopping Center and Oakpointe were in excess of their respective estimated net realizable values, less estimated selling cost. As a result, their carrying values were adjusted by $1,217,000 and $500,000, to $4,203,000, and
         $5,812,000, respectively.

         Accrued expenses for liquidation as of June 30, 1999, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, professional services, the general partner's liability insurance and the pre-payment penalty associated with the anticipated early retirement of the mortgage loan secured by the Certified Distribution Center property. The actual costs could vary significantly from the related provisions due to the uncertainty related

                      DAMSON/BIRTCHER REALTY INCOME FUND-I



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended June 30, 1999
         (Cont'd.)

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

         The Partnership is not exposed to interest rate changes because its only obligation outstanding at year-end carries a fixed interest rate and the Partnership expects to sell its properties within a short period of time. The Partnership's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Partnership borrows primarily at fixed rates. The Partnership does not enter into derivative or interest rate transactions for speculative purposes.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

         In September 1998, Bigelow/Diversified Secondary Partnership 1990 informed the Partnership that it was filing suit in the Delaware Chancery Court against Damson/Birtcher Partners, Birtcher Investors, Birtcher Liquidity Properties, Birtcher Investments, BREICORP, LF Special Fund I, LP, LF Special Fund II. LP, Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging a purported class action on behalf of the limited partners of Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III alleging breach of fiduciary duty and incorporating the allegations set forth in the previously dismissed March 25, 1997 complaint filed in the Court of Chancery of Philadelphia County. Plaintiff has engaged in

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 1.  LEGAL PROCEEDINGS (Cont'd.)

         Bigelow Diversified Secondary Partnership Fund 1990 litigation
         (Cont'd.)

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

         Damson/Birtcher Partners and the related defendants have removed the case to the United States District Court for the Western District of Oklahoma, and have filed a motion to dismiss the case for lack of personal jurisdiction or, alternatively, to transfer the action to the United States District Court for the Central District of California, for the convenience of the parties and witnesses and in the interests of justice. Plaintiff's motion to remand the case back to the Oklahoma state court was denied. The motion to dismiss or transfer is pending. Damson/Birtcher Partners and the related defendants intend to present a vigorous defense on the merits of plaintiff's claims, should this be necessary.

         Madison Partnership and ISA Partnership Litigation

         On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 1.  LEGAL PROCEEDINGS (Cont'd.)

         Madison Partnership and ISA Partnership Litigation (Cont'd.)

         the Partnerships and appointment of an independent liquidating trustee. The Partnership has moved to dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. If the case is not dismissed, the Partnership intends to present a vigorous defense.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits:

            27 - Financial Data Schedule

         b) Reports on Form 8-K:

            None filed in quarter ended June 30, 1999.

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


By:      DAMSON/BIRTCHER PARTNERS           By:   BIRTCHER PARTNERS,
         (General Partner)                        a California general partnership

                                                        By:    BIRTCHER INVESTMENTS,
                                                               a California general partnership,
                                                               General Partner of Birtcher Partners

                                                               By:   BIRTCHER LIMITED,
                                                                     a California limited partnership,
                                                                     General Partner of Birtcher Investments

                                                                     By:    BREICORP,
                                                                            a California corporation,
                                                                            formerly known as Birtcher
                                                                            Real Estate Inc., General
                                                                            Partner of Birtcher Limited

Date:    August 15, 1999                                                    By:   /s/Robert M. Anderson
                                                                                  --------------------------
                                                                                  Robert M. Anderson
                                                                                  Executive Director
                                                                                  BREICORP

                                                  By:   LF Special Fund II, L.P.,
                                                        a California limited partnership

                                                        By:    Liquidity Fund Asset Management, Inc.,
                                                               a California corporation, General
                                                               Partner of LF Special Fund II, L.P.

Date:    August 15, 1999                                       By:   /s/ Brent R. Donaldson
                                                                     -----------------------------
                                                                     Brent R. Donaldson
                                                                     President
                                                                     Liquidity Fund Asset Management, Inc.


                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                   DESCRIPTION
 ------                   -----------
   27                     Financial Data Schedule