Form 10-Q
period 1999-09-30
DAMSON BIRTCHER REALTY INCOME FUND I
filed 1999-11-15
CIK 745932

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                    September 30, 1999
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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                                     Page
                                                                                     ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Net Assets in Liquidation - September 30, 1999
         (Unaudited)and December 31, 1998 (Audited).............................       3

         Statements of Changes of Net Assets in Liquidation -
         Three and Nine months Ended September 30, 1999 and 1998 (Unaudited)....       4

         Notes to Financial Statements (Unaudited)..............................       5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..........................      12

Item 3.  Quantitative and Qualitative Market Risk Disclosures...................      18


PART II. OTHER INFORMATION......................................................      18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                               September 30,    December 31,
                                                   1999             1998
                                               -------------    ------------

ASSETS (Liquidation Basis):                     (unaudited)
---------------------------

Properties                                      $13,929,000     $34,431,000

Cash and cash equivalents                        15,599,000         351,000
Cash held in escrow                                 512,000              --
Accounts receivable, net                             70,000         171,000
Other assets                                         44,000         121,000
                                                -----------     -----------

    Total Assets                                 30,154,000      35,074,000
                                                -----------     -----------

LIABILITIES (Liquidation Basis):
--------------------------------

Accounts payable and accrued liabilities            389,000         896,000
Secured loan payable                                     --       2,509,000
Accrued expenses for liquidation (including
  prepayment penalty at December 31, 1998)          173,000         873,000
                                                -----------     -----------

    Total Liabilities                               562,000       4,278,000
                                                -----------     -----------

Net Assets in Liquidation                       $29,592,000     $30,796,000
                                                ===========     ===========


The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                              Three Months Ended                   Nine Months Ended
                                                 September 30,                       September 30,
                                        ------------------------------      ------------------------------
                                            1999              1998              1999              1998
                                        ------------      ------------      ------------      ------------
Net assets in liquidation
 at beginning of period                 $ 29,344,000      $ 29,922,000      $ 30,796,000      $ 32,026,000
Increase (decrease) during period:
  Operating activities:
    Property operating income, net           979,000           922,000         2,445,000         2,514,000
    Interest income                           36,000             3,000            43,000             9,000
    General and administrative
     expenses                               (252,000)         (240,000)         (704,000)         (748,000)
    Interest expense on mortgage
     payable                                 (49,000)          (59,000)         (160,000)         (179,000)
    Leasing commissions                      (13,000)          (48,000)          (78,000)         (266,000)
                                        ------------      ------------      ------------      ------------

                                             701,000           578,000         1,546,000         1,330,000
                                        ------------      ------------      ------------      ------------
  Liquidating activities:
    Loss from sale of real estate           (425,000)               --          (425,000)               --
    Adjustment to the carrying
     value of real estate                         --                --        (1,717,000)       (2,600,000)
    Decrease in accrued liquidation
     expenses                                316,000                --           316,000                --
    Distributions to partners               (344,000)               --          (924,000)         (256,000)
                                        ------------      ------------      ------------      ------------

                                            (453,000)               --        (2,750,000)       (2,856,000)
                                        ------------      ------------      ------------      ------------

Net increase (decrease) in assets
in liquidation                               248,000           578,000        (1,204,000)       (1,526,000)
                                        ------------      ------------      ------------      ------------

Net assets in liquidation at
end of period                           $ 29,592,000      $ 30,500,000      $ 29,592,000      $ 30,500,000
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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(1)      Accounting Policies (Cont'd.)

         Segment Reporting (Cont'd.)

         Rental income from FISERV, Inc. (formerly d.b.a. Citicorp CIR, Inc.) totaled $160,000 and $147,000 for the three months ended September 30, 1999 and 1998, or approximately 15% and 9%, respectively, of the Partnership's total rental income. For the nine months ended September 30, 1999 and 1998, rental income totaled $470,000 and $431,000, or 12%
         and 10% of the Partnership's total rental income, respectively.

         Adjustment to the Carrying Value of Real Estate

         During the three months ended June 30, 1999, the General Partner determined that the carrying values of Ladera-I Shopping Center and Oakpointe were in excess of their respective estimated net realizable values, net of estimated selling costs. As a result, their carrying values were adjusted by $1,217,000 and $500,000, to $4,203,000, and
         $5,812,000, respectively.

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

(2)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended September 30, 1999 and 1998, the Partnership incurred approximately $26,000 and $25,000, respectively.
         Such costs were $112,000 and $115,000 for the nine months there ended.

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 3% of the gross receipts from the properties under management. Such fees amounted to approximately $37,000 and $47,000 for the three months ended September 30, 1999 and 1998, and $122,000 and $133,000, respectively for the nine

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENT - UNAUDITED (Cont'd.)

(2)      Transactions with Affiliates (Cont'd.)

         months there ended. In addition, an affiliate of the General Partner received $71,000 and $76,000 for the three months ended September 30, 1999 and 1998, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs. For the nine months there ended, such reimbursements were $242,000 and $236,000, respectively.

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

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .45% for 1999 and .55% for 1998 of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of 1998 and by the General Partner's estimate of fair value for 1999. Such fees for the three months ended September 30, 1999 and 1998, amounted to $37,000 and $52,000, respectively. For the nine months there ended, these fees amounted to $116,000 and $157,000, respectively.

         In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended September 30, 1999 and 1998, amounted to $2,000 and $8,000, respectively. For the nine months there ended, such fees were $20,000 and $43,000, respectively.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENT - UNAUDITED (Cont'd.)

(3)      Commitments and Contingencies (Cont'd.)

         Litigation (Cont'd.)

         Bigelow/Diversified Secondary Partnership's Fund 1990 Litigation
         -----------------------------------------------------------------
         (Cont'd.)

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

         Litigation (Cont'd.)

         Rex Garton, et al. v. Damson/Birtcher Partners, et al. (Cont'd.)
         ------------------------------------------------------

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

         Madison Partnership and ISA Partnership Litigation
         --------------------------------------------------

         On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the Partnerships and appointment of an independent liquidating trustee. The Partnership has moved to dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. If the case is not stayed or dismissed, the Partnership intends to present a vigorous defense.

(4)      Accrued Expenses for Liquidation

         Accrued expenses for liquidation as of September 30, 1999, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees (exclusive of litigation costs), accounting fees, tax preparation and filing fees, and other professional services. During the three months ended September 30, 1999, a pre-payment penalty of $384,000 associated with the early retirement of a mortgage loan secured by the Certified Distribution Center was incurred. The portion previously accrued as an estimate of the pre-payment

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENT - UNAUDITED (Cont'd.)

(4)      Accrued Expenses for Liquidation (Cont'd.)

         penalty was eliminated as a result of the sale of that property. The difference between the estimated and actual pre-payment penalty incurred ($316,000) has been reflected as a decrease in accrued expenses for liquidation for the period ended September 30, 1999.

         The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

(5)      Loss on Sale of Real Estate

         Loss from sale of real estate represents the net gains and losses from the sales of Washington Technical Center, Ladera-I shopping center, Oakpointe and Certified Distribution Center. Gains were generated by the sales of Washington Technical Center ($459,000) and Ladera-I shopping center ($20,000). Losses were generated by the sales of Oakpointe ($280,000) and Certified Distribution Center ($624,000).

         During the three month period ended September 30, 1999, the Partnership sold four of its six properties in two separate transactions, as set forth below:

         Ladera-I
         --------

         On September 22, 1999, the Partnership sold Ladera-I shopping center, in Albuquerque, New Mexico to CA New Mexico, LLC, a wholly-owned subsidiary of CenterAmerica Trust ("CenterAmerica"), a Houston-based real estate investment trust that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates. The sale price was $4,424,000.

         CenterAmerica and the Partnership were each represented by third-party brokers in the transaction. The brokers were paid an aggregate $186,803 from the sale proceeds. The General Partner was not paid a disposition fee in connection with the transaction. CenterAmerica did not hire the General Partner or any affiliate to perform asset management or property management services for this property.

         The Rubin Pachulsky Dew Transaction
         -----------------------------------

         On September 23, 1999, the Partnership sold Certified Warehouse and Distribution Center, in Salt Lake City, Utah, Oakpointe Business Center, in Arlington Heights, Illinois, and Washington Technical Center, in Renton, Washington to Rubin Pachulsky Dew Properties, LLC ("Rubin Pachulsky Dew") for $5,100,000, $5,600,000 and $3,950,000,
         respectively, or an aggregate purchase price of $14,650,000. Rubin Pachulsky Dew is a third-party real estate investment entity that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates.

         Rubin Pachulsky Dew was represented by a third-party broker in the transaction. The broker was paid $146,500 from the sale proceeds. Since the sale price of

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENT - UNAUDITED (Cont'd.)

(5)      Loss on Sale of Real Estate

         Washington Technical Center exceeded the January 1, 1993 appraised value ($3,400,000), pursuant to the 1993 Amendment of the Partnership Agreement, the General Partner earned and was paid a property disposition fee of $98,750 in connection with the sale of that property.

         Rubin Pachulsky Dew has hired an affiliate of Birtcher as property manager for the properties for a fee that is approximately the same as the fee the Partnership previously paid to the General Partner for property management. In addition, Rubin Pachulsky Dew has hired an affiliate of Birtcher to provide certain asset management services for the properties, and will pay an incentive fee approximately equal to 10% of the profits, if any, after Rubin Pachulsky Dew has received a 15% cumulative annual return on its investment. The incentive fee, if earned, is not payable until the last property is sold or four years from date of purchase, whichever comes first. The property management agreement is cancelable at any time upon 60 days notice, but the incentive fee will survive termination of the contract.

         A portion of the proceeds from the sale of the properties to Rubin Pachulsky Dew continues to be held in escrow. A sum equal to two and one-half percent of the purchase price has been held back as a potential source of payment for any claims that may arise related to a Partnership breach of certain representations and warranties related to the sale and for any litigation costs that may arise for a one-year period. The remaining cash held in escrow relates to holdbacks for tenant improvements and tax prorations.

(6)      Subsequent Event

         On October 15, 1999, Damson/Birtcher Realty Income Fund-I (the "Partnership") sold The Cornerstone shopping center, in Tempe, Arizona to GDA Real Estate Services, LLC ("GDA"), a Denver-based real estate developer and operator that is not affiliated in any way with the Partnership, its General Partner or the General Partner's affiliates, for a sale price of $8,500,000.

         GDA was represented by two third-party brokers in the transaction. The brokers were paid $170,000 from the sale proceeds. The General Partner was not paid a disposition fee in connection with the transaction. GDA will not hire the General Partner or any affiliate to perform asset management or property management services for this property.

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

         In November 1998, the Partnership entered into a definitive Purchase and Sale Agreement with Abbey Investments, Inc. to sell all the Partnership's properties for a range between $34,500,000 and $36,000,000, depending on final occupancy rates at the time of closing. However, in January 1999, the agreement was terminated because Abbey had requested a material reduction in the purchase price (approximately 11%), which the Partnership did not agree to.

         On April 30, 1999, the Partnership and Praedium Performance Fund IV ("Praedium") executed a Purchase and Sale Agreement to sell all of the Partnership's properties except Terracentre to Praedium for $31,700,000. Praedium deposited $243,100 into escrow, pending completion of its due diligence inspection and review. Praedium's contingency period expired on June 14, 1999. During and after the contingency period, Praedium, in a series of negotiations with the Partnership, sought reductions in the purchase price of each of the properties and declined to include the Cornerstone, Ladera-I and Certified in its offers. During this time, the General Partner negotiated with Praedium, and also sought other purchasers for the properties, both individually and as a group. Finally, in late July 1999, the Partnership declined Praedium's offer to purchase only Cornerstone, Oakpointe and Washington Tech for a materially reduced purchase price and terminated its dealings with Praedium.

         Sale of the Properties

         During the three month period ended September 30, 1999, the Partnership sold four of its six properties in two separate transactions, and subsequently sold The Cornerstone in another transaction on October 15, 1999, as set forth below:

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)
         -------------------------------

         Sale of the Properties (Cont'd)

         Ladera-I
         --------

         On September 22, 1999, the Partnership sold Ladera-I shopping center, in Albuquerque, New Mexico to CA New Mexico, LLC, a wholly-owned subsidiary of CenterAmerica Trust ("CenterAmerica"), a Houston-based real estate investment trust that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates. The sale price was $4,424,000.

         CenterAmerica and the Partnership were each represented by third-party brokers in the transaction. The brokers were paid an aggregate $186,803 from the sale proceeds. The General Partner was not paid a disposition fee in connection with the transaction. CenterAmerica did not hire the General Partner or any affiliate to perform asset management or property management services for this property.

         The Rubin Pachulsky Dew Transaction
         -----------------------------------

         On September 23, 1999, the Partnership sold Certified Warehouse and Distribution Center, in Salt Lake City, Utah, Oakpointe Business Center, in Arlington Heights, Illinois, and Washington Technical Center, in Renton, Washington to Rubin Pachulsky Dew Properties, LLC ("Rubin Pachulsky Dew") for $5,100,000, $5,600,000 and $3,950,000,
         respectively, or an aggregate purchase price of $14,650,000. Rubin Pachulsky Dew is a third-party real estate investment entity that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates.

         Rubin Pachulsky Dew was represented by a third-party broker in the transaction. The broker was paid $146,500 from the sale proceeds. Since the sale price of Washington Technical Center exceeded the January 1, 1993 appraised value ($3,400,000), pursuant to the 1993 Amendment of the Partnership Agreement, the General Partner earned and was paid a property disposition fee of $98,750 in connection with the sale of that property.

         Rubin Pachulsky Dew has hired an affiliate of Birtcher as property manager for the properties for a fee that is approximately the same as the fee the Partnership previously paid to the General Partner for property management. In addition, Rubin Pachulsky Dew has hired an affiliate of Birtcher to provide certain asset management services for the properties, and will pay an incentive fee approximately equal to 10% of the profits, if any, after Rubin Pachulsky Dew has received a 15% cumulative annual return on its investment. The incentive fee, if earned, is not payable until the last property is sold or four years from date of purchase, whichever comes first. The property management agreement is cancelable at any time upon 60 days notice, but the incentive fee will survive termination of the contract.

         A portion of the proceeds from the sale of the properties to Rubin Pachulsky Dew continues to be held in escrow. A sum equal to two and one-half percent of the purchase price has been held back as a potential source of payment for any claims that may arise related to a Partnership breach of certain representations and warranties related to the sale and for any litigation costs that may arise for a one-year period. The remaining cash held in escrow relates to holdbacks for tenant improvements and tax prorations. The cash held in escrow has been included in the calculation of loss on sale of real estate.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)
         -------------------------------

         Sale of the Properties (Cont'd)

         The Cornerstone
         ---------------

         On October 15, 1999, Damson/Birtcher Realty Income Fund-I (the "Partnership") sold The Cornerstone shopping center, in Tempe, Arizona to GDA Real Estate Services, LLC ("GDA"), a Denver-based real estate developer and operator that is not affiliated in any way with the Partnership, its General Partner or the General Partner's affiliates, for a sale price of $8,500,000.

         GDA was represented by two third-party brokers in the transaction. The brokers were paid $170,000 from the sale proceeds. The General Partner was not paid a disposition fee in connection with the transaction. GDA will not hire the General Partner or any affiliate to perform asset management or property management services for this property.

         Summary of Sale Proceeds
         ------------------------

         The Partnership realized approximately $22,744,000, or approximately $234 per $1,000 originally invested in the Partnership, in distributable cash proceeds from the sale of the four properties during the three months ended September 30, 1999 and from the sale of Cornerstone in October 1999, after paying off the Certified loan (approximately $2,747,000 including accrued interest and pre-payment penalty) and deducting for holdbacks associated with the Rubin Pachulsky Dew transaction (approximately $512,000), a parking lot repair associated with the GDA transaction (approximately $230,000), and closing costs and prorations totaling approximately $1,341,000.

         The General Partner's estimate of distributable cash proceeds does not take into account the expenditure of Partnership cash reserves, operating expenses or net income or loss of the Partnership for any period prior to the time the remaining property is sold or, the ongoing litigation, which could affect the amount of sales proceeds ultimately available for distribution. Therefore, the actual proceeds to be received by the limited partners may vary materially, up or down, from the estimate.

         Currently, three lawsuits are pending against the Partnership and its General Partner and certain of its affiliates that seek, among things, unspecified monetary damages. Since these cases are in the preliminary discovery phase, there is unavoidable uncertainty regarding their ultimate resolution. The Partnership Agreement mandates that the General Partner provide for all of the Partnership's liabilities and obligations, including contingent liabilities, before distributing liquidation proceeds to its partners. Therefore, the Partnership will not distribute liquidation proceeds until the uncertainty surrounding these lawsuits is sufficiently resolved. The amount and timing of any distribution of liquidation proceeds will be determined by the General Partner in light of these and other relevant considerations.

         Status of Terracentre
         ---------------------

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

         Status of Terracentre (Cont'd.)
         ---------------------

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

         Other Matters
         -------------

         On June 18, 1999, the Partnership entered into a Purchase and Sale Agreement to sell Terracentre to Charles Callaway ("Callaway"), an unaffiliated Denver real estate developer and operator, for $6,450,000. The purchaser deposited $200,000 into escrow on June 21, 1999, all but $50,000 of which is refundable pending completion of its due diligence investigation. Unfortunately, at a Denver city council meeting on August 10, 1999, certain council members discussed condemning Terracentre in order to expand the adjacent convention center. The Callaway transaction was subsequently terminated and the deposit returned. On November 2, 1999, Denver voters approved a referendum in favor of expanding the convention center. The disposition of the property is currently pending further action by the City of Denver.

         Regular distributions through September 30, 1999 represent cash flow generated from operations of the Partnership's properties and interest earned on the temporary investment of working capital net of capital reserve requirements.

         On July 30, 1993, the Partnership obtained a loan secured by a First Deed of Trust on the Certified Distribution Center in Salt Lake City, Utah. The loan, in the amount of $3,500,000, carried a fixed interest rate of 9% per annum over a 13-year fully amortizing term and a prepayment penalty feature. The loan was retired on September 23, 1999 with the sale of the Certified Distribution Center. The actual pre-payment penalty incurred amounted to approximately $384,000.

         The Partnership is in the process of liquidating its remaining assets. Only one of the Partnership's properties (Terracentre) is expected to remain unsold at January 1, 2000, the balance of the Partnership's assets are expected to consist primarily of cash and receivables. It is the opinion of the General Partner that the value of those

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)
         -------------------------------

         Other Matters (Cont'd.)
         -------------

         assets is not subject to any valuation risk as a result of year 2000 issues, other than general economic climate issues that may arise. Based on current information, the cost of addressing potential year 2000 problems is not expected to have a material adverse impact on the Partnership's financial position, results of operations or cash flows in future periods. As of September 30, 1999, the Partnership's accounting systems and the investor services system used to track the limited partners' interests, distributions and tax information have been tested and appear to be free of year 2000 bugs. The Partnership's remaining property is under review utilizing the Building Owners and Managers Association ("BOMA") industry standards as a guideline for necessary corrections. The cost of the upgrades to the Partnership's accounting systems were borne by the General Partner and will not be reimbursed by the Partnership. In addition, the General Partner has made inquiries of its banks, all of which indicate that any problems have been addressed adequately by those institutions.

         Even if attempts to correct any deficiencies in the Partnership's software were unsuccessful, the General Partner anticipates that in the short term it could convert its systems to standard spreadsheet or data base programs at nominal costs.

         Results of Operations for the Three Months Ended September 30, 1999
         -------------------------------------------------------------------

         Because the Partnership is in the process of liquidating its remaining assets, a comparison of the results of operations is not practical. As the Partnership's assets (properties) are sold, the results of operations will be generated from a smaller asset base, and are therefore not comparable. The Partnership completed the sale of four of its six remaining properties in two separate transactions during September 1999. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

         For the three months ended September 30, 1999, the Partnership generated $979,000 of net operating income from operation of its properties. The increase in net operating income for the three months ended September 30, 1999 when compared to the same period in 1998, was primarily attributable to a successful tax appeal at Oakpointe, partially offset by reduced revenue from the properties which were sold in September.

         Interest income resulted from the temporary investment of Partnership working capital. For the three months ended September 30, 1999, interest income was approximately $36,000. The increase in interest income was reflective of the increased cash and cash equivalent balances that were generated from the sale of the properties.

         Loss from sale of real estate represents the net gains and losses from the sales of Washington Technical Center, Ladera-I shopping center, Oakpointe and Certified Distribution Center. Gains were generated by the sale Washington Technical Center

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended September 30, 1999
         -------------------------------------------------------------------
         (Cont'd.)

         ($459,000) and Ladera-I shopping center ($20,000). Losses were generated by the sale of Oakpointe ($280,000) and Certified Distribution Center ($624,000).

         General and administrative expenses for the three months ended September 30, 1999, include charges of $66,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties.

         Also included in general and administrative expenses for the three months ended September 30, 1999, are direct charges of $570,000, relating to audit fees, tax preparation fees, legal fees and professional services, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         During the three months ended June 30, 1999, the General Partner determined that the carrying values of Ladera-I Shopping Center and Oakpointe were in excess of their respective estimated net realizable values, net of estimated selling costs. As a result, their carrying values were adjusted by $1,217,000 and $500,000, to $4,203,000, and
         $5,812,000, respectively.

         Accrued expenses for liquidation as of September 30, 1999, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, and other professional services. During the three months ended September 30, 1999, a pre-payment penalty of $384,000 associated with the early retirement of a mortgage loan secured by the Certified Distribution Center was incurred. The portion previously accrued as an estimate of the pre-payment penalty was eliminated as a result of the sale of that property. The difference between the estimated and actual pre-payment penalty incurred ($384,000) has been reflected as a decrease in accrued expenses for liquidation for the period ended September 30, 1999.

         The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

         Interest expense resulted from interest on the first deed of trust on Certified Distribution Center. That mortgage was retired on September 23, 1999 with the sale of Certified Distribution Center to Rubin Pachulsky Dew.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

         Not applicable because the Partnership does not have any financial instruments subject to market risk.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Bigelow Diversified Secondary Partnership Fund 1990 litigation
         --------------------------------------------------------------

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

         Madison Partnership and ISA Partnership Litigation
         --------------------------------------------------

         On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the Partnerships and appointment of an independent liquidating trustee. The Partnership has moved to dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. If the case is not stayed or dismissed, the Partnership intends to present a vigorous defense.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits:

                  27 - Financial Data Schedule

         b)       Reports on Form 8-K:

                  Form 8-K filed on October 15, 1999 reporting the sales of Certified Distribution Center, Oakpointe Business Center, Ladera-I shopping center, Washington Technical Center, incorporated by reference.

                  Form 8-K filed on October 19, 1999 reporting the sale of The Cornerstone shopping center, incorporated by reference.

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


By: DAMSON/BIRTCHER PARTNERS            By:   BIRTCHER PARTNERS,
    (General Partner)                         a California general partnership

                                              By:    BIRTCHER INVESTMENTS,
                                                     a California general partnership,
                                                     General Partner of Birtcher Partners

                                                     By:   BIRTCHER LIMITED,
                                                           a California limited partnership,
                                                           General Partner of Birtcher Investments

                                                           By:    BREICORP,
                                                                  a California corporation,
                                                                  formerly known as Birtcher
                                                                  Real Estate Inc., General
                                                                  Partner of Birtcher Limited

Date:  November 15, 1999                                          By:   /s/Robert M. Anderson
                                                                        --------------------------
                                                                        Robert M. Anderson
                                                                        Executive Director
                                                                        BREICORP

                                        By:   LF Special Fund II, L.P.,
                                              a California limited partnership

                                              By:    Liquidity Fund Asset Management, Inc.,
                                                     a California corporation, General
                                                     Partner of LF Special Fund II, L.P.

Date:  November 15, 1999                             By:   /s/ Brent R. Donaldson
                                                           -----------------------------
                                                           Brent R. Donaldson
                                                           President
                                                           Liquidity Fund Asset Management, Inc.

                                 EXHIBIT INDEX

Exhibit
Number                  Description
------                  -----------
  27        Financial Data Schedule