Form 10-K
period 1999-12-31
DAMSON BIRTCHER REALTY INCOME FUND I
filed 2000-03-30
CIK 745932

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999       COMMISSION FILE NUMBER 0-13563

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                         13-3264491
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

27611 La Paz Road, Laguna Niguel, California                       92656
--------------------------------------------              ----------------------
  (Address of principal executive offices)                       (Zip Code)

                                 (949) 643-7700
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999


                                      INDEX

                                                                             Page
                                                                             ----
PART I

          Item 1.  Business...............................................     3
          Item 2.  Property...............................................     6
          Item 3.  Legal Proceedings......................................     7
          Item 4.  Submission of Matters to a Vote of
                     Security Holders.....................................     9


PART II

          Item 5.  Market for the Registrant's Limited Partnership
                     Interests and Related Security Holder Matters........     9
          Item 6.  Selected Financial Data................................    11
          Item 7.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................    12
          Item 7a. Quantitative and Qualitative Market Risk Disclosures...    22
          Item 8.  Financial Statements and Supplementary Data............   F-1
          Item 9.  Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure..................    23


PART III

          Item 10. Directors and Executive Officers of the Registrant.....    23
          Item 11. Executive Compensation.................................    23
          Item 12. Security Ownership of Certain Beneficial Owners
                     and Management.......................................    24
          Item 13. Certain Relationships and Related Transactions.........    24


PART IV

          Item 14. Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K..................................    24
            ---    Signatures.............................................    27

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

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

The Partnership acquired the properties during the period from December 19, 1984 through September 18, 1985, entirely for cash, free and clear of mortgage indebtedness. In September 1987, the Partnership borrowed $4,000,000 pursuant to a loan agreement secured by a First Deed of Trust on the Certified Distribution Center in Salt Lake City, Utah. The net proceeds were used primarily for capital improvements and leasing commissions on certain of the Partnership's properties, the Partnership's working capital reserves and certain general and administrative expenses. The General Partner, upon inquiry, was informed in February 1992, that the Partnership's lender did not intend to extend the loan secured by Certified Distribution Center past its maturity date of December 1, 1993. Therefore, on July 30, 1993 the Partnership obtained a new loan secured by a First Deed of Trust on the property. The new loan in the amount of $3,500,000 carried a fixed interest rate of 9% per annum over a 13 year fully amortizing term and a prepayment penalty of approximately $384,000. The loan was paid in full upon the sale of Certified Distribution Center in September 1999. In March 1996, the Partnership entered into a loan agreement pursuant to which it could have borrowed up to $1,500,000, evidenced by a note secured by a first deed of trust and financing statement on the Ladera I Shopping Center in Albuquerque, New Mexico. Pursuant to that note arrangement, the Partnership borrowed $700,000 to fund a portion of the renovation and tenant improvements at The Cornerstone and tenant improvements at Oakpointe. The loan was subsequently paid off in November 1996 utilizing a portion of the sale proceeds from Arlington Executive Plaza. See Note 6 to Financial Statements in Item 8.

The Partnership's objectives in operating the properties were: (i) to make regular quarterly cash distributions to the Partners, of which a portion will be tax sheltered; (ii) to achieve capital appreciation over a holding period of at least five years; and (iii) to preserve and protect the Partnership's capital. An Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date, were not sold or under contract for sale by the end of 1996.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

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

Since the approval of the February 18, 1997 Consent Solicitation, the General Partner had been evaluating possible sales of Partnership properties, individually and as a portfolio, to liquidate and wind up the Partnership. On April 30, 1998 the General Partner accepted an offer to purchase all of the Partnership's properties for $39,140,000 from Abbey Investments, Inc. ("Abbey"), which was subject to certain customary contingencies, including due diligence review by the purchaser and negotiation of a definitive Purchase and Sale Agreement. On November 9, 1998, the Partnership and Abbey entered into a definitive Purchase and Sale Agreement, for a purchase price ranging between $34,500,000 and $36,000,000, depending upon occupancy rates at closing. Abbey thereafter requested a material reduction in the purchase price, which the Partnership did not agree to. Therefore, in late January 1999, the sale to Abbey was terminated.

In contemplation of the sale transaction, the General Partner reduced the carrying value of properties in liquidation by $2,600,000 at June 30, 1998.

On April 30, 1999, the Partnership and Praedium Performance Fund IV ("Praedium") executed a Purchase and Sale Agreement to sell all of the Partnership's properties except Terracentre to Praedium for $31,700,000. Praedium deposited

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

Item 1. Business (Cont'd.)


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

The Partnership subsequently sold five of its six remaining properties in three separate transactions in September and October 1999. See Capital Resources and Liquidity in Item 7 for further discussion.

The Partnership derived most of its revenue from rental income. Both Certified Warehouse and Transfer Company, Inc. ("Certified") and FIserv, Inc. ("FIserv", formerly d.b.a. Citicorp CIR, Inc.) have represented significant portions of such income. Rental income from Certified totaled $0 in 1999, $0 in 1998 and $872,000 in 1997 or approximately 0%, 0% and 15%, respectively, of the Partnership's total rental income. Rental income from FIserv totaled $736,000 in 1999, $937,000 in 1998 and $869,000 in 1997, or approximately 17%, 16% and 15%, respectively, of the Partnership's total rental income.

Certified's lease expired on September 20, 1997, at which time it vacated approximately 61% of its space. It continued to pay rent on its remaining space through November 1997, at which time it vacated the property entirely. The General Partner leased 123,074 square feet (39%) to a different tenant for a three-year term commencing March 1, 1998 for $406,000 per year, which was greater than Certified had been paying on a per square foot basis. Certified Distribution Center was sold on September 23, 1999.

The Partnership's remaining investment in real estate is subject to competition for tenants from similar types of properties in the vicinity in which it is located. The Partnership has no investments in real estate located outside the United States.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

Item 2.  PROPERTY

                                                                                        NUMBER OF
                                                                               NET        TENANT    PERCENTAGE
                                                                            RENTABLE      LEASES     OCCUPIED
NAME/LOCATION/DATE       PURCHASE                                            AREA IN       AS OF      AS OF
ACQUIRED                 PRICE(1)                DESCRIPTION                 SQ. FT.     12/31/99    12/31/99
------------------     -----------               -----------                --------     --------   ----------
Terracentre            $20,037,000    A 15-story office building located     95,723          7         36%
Denver, Colorado                      on .41 acres of land.
September 6, 1985
                       -----------                                           ------

TOTAL                  $20,037,000                                           95,723
                       ===========                                           ======

-------------------
(1) The purchase price does not include an allocable share of the $4,423,000 of acquisition fees paid to the General Partner. Also, the purchase price has been reduced by cash received after acquisition under rental agreements for non-occupied space.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

Item 3.  LEGAL PROCEEDINGS

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings, except for the following:

         Bigelow Diversified Secondary Partnership Fund 1990 litigation
         --------------------------------------------------------------

         On March 25, 1997, a limited partner named Bigelow/Diversified Secondary Partnership Fund 1990 L.P. filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging breach of fiduciary duty and breach of contract and seeking to enjoin the Consent Solicitation dated February 18, 1997. On April 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. On June 10, 1997, the court dismissed the plaintiff's complaint on the basis of lack of personal jurisdiction and forum non conveniens.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

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

         Damson/Birtcher Partners and the related defendants removed the case to the United States District Court for the Western District of Oklahoma, and filed a motion to dismiss the case for lack of personal jurisdiction or, alternatively, to transfer the action to the United States District Court for the Central District of California, for the convenience of the parties and witnesses and in the interests of justice. Plaintiff moved to remand the case back to the Oklahoma state court. The court denied plaintiff's motion for removal, and took defendant's motion to dismiss or transfer under submission pending receipt of additional information the court has ordered plaintiff to provide. On March 27, 2000, the court granted defendant's motion to dismiss the case for lack of personal jurisdiction.

         Madison Partnership and ISA Partnership Litigation
         --------------------------------------------------

         On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

Item 3.  LEGAL PROCEEDINGS  (Cont'd.)

         Madison Partnership and ISA Partnership Litigation (Cont'd.)
         --------------------------------------------------

         Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee. The Partnership moved to dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. The court granted the Partnership's motion and has ordered a stay of the litigation. The court will re-evaluate the stay at a May 19, 2000 status conference.

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

         As of February 29, 2000, the number of holders of the Partnership's interests is as follows:

                   General Partner                   1
                   Limited Partners              8,949
                                                 -----
                                                 8,950
                                                 =====

         The Partnership makes quarterly cash distributions to its partners out of distributable cash pursuant to the Partnership's Agreement of Limited Partnership. Distributable cash from operations is generally paid 99% to the Limited Partners and 1% to the General Partner.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS (Cont'd.)

The Partnership has paid the following quarterly cash distributions to its Limited Partners:

CALENDAR
QUARTERS          2000             1999            1998            1997           1996            1995
--------       ----------       -----------       --------        --------       ---------       --------
First          $9,000,000       $   263,000       $253,000        $253,000       $       0       $253,000
Second                              311,000              0         253,000               0        253,000
Third                               341,000              0         253,000         253,000        253,000
Fourth                           13,300,000        253,000         253,000       1,753,000              0

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

In December 1999, the Partnership made a $13,300,000 special distribution to its limited partners from a portion of the proceeds from the sales of Certified Distribution Center, Ladera-I, The Cornerstone, Oakpointe and Washington Technical Center.

In March 2000, the Partnership made a $9,000,000 special distribution to its limited partners from a portion of the proceeds from the sales of Certified Distribution Center, Ladera-I, The Cornerstone, Oakpointe and Washington Technical Center.

As of December 31, 1999, the Partnership has sold all of its operating properties except for Terracentre. Due to the uncertainty involved with the ongoing litigation, it is possible that future distributions may be limited to a liquidating distribution upon Partnership wind down should funds be available at that time.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

Item 6.  SELECTED FINANCIAL DATA



                             PERIOD ENDED              YEAR ENDED DECEMBER 31,
                              MARCH 31,           ---------------------------------
                                 1997                 1996                  1995
                             ------------         -----------           -----------
Total Revenues                $1,489,000          $ 6,349,000           $ 5,973,000
                              ==========          ===========           ===========
Net Income (Loss):
  General Partner             $    4,000          $     4,000           $   (50,000)
  Limited Partners               402,000              396,000            (4,922,000)
                              ----------          -----------           -----------

                              $  406,000          $   400,000           $(4,972,000)
                              ==========          ===========           ===========

Total Distributions:
  General Partner             $    2,000          $     5,000           $     8,000
                              ==========          ===========           ===========

  Limited Partners            $  253,000          $ 2,006,000           $   759,000
                              ==========          ===========           ===========

                                        DECEMBER 31,
                              --------------------------------
                                 1996                 1995
                              -----------          -----------
Total Assets                  $36,482,000          $38,493,000
                              ===========          ===========

Secured Loan Payable          $ 2,932,000          $ 3,116,000
                              ===========          ===========


The following summary of financial data is for the period since the Partnership adopted the liquidation basis of accounting.

                                                                             PERIOD FROM
                                                                            APRIL 1, 1997
                                  YEAR ENDED            YEAR ENDED             THROUGH
                               DECEMBER 31, 1999     DECEMBER 31, 1998     DECEMBER 31, 1997
                               -----------------     -----------------     -----------------
Property Operating
 Income, net                     $ 2,364,000            $ 3,337,000           $ 2,308,000
                                 ===========            ===========           ===========
Distributions to Partners        $14,224,000            $   511,000           $   767,000
                                 ===========            ===========           ===========

Net Assets in Liquidation        $16,122,000            $30,796,000           $32,026,000
                                 ===========            ===========           ===========

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity
-------------------------------

Since the completion of its acquisition program in September 1985, the Partnership has been primarily engaged in the operation of its properties. The Partnership's original objective had been to hold its properties as long-term investments. However, an Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993 which constituted at least one half of the aggregate appraised values of all Partnership properties as of that date are not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, as of December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment. In a Consent Solicitation dated February 18, 1997, the Partnership solicited and received the consent of the Limited Partners to dissolve the Partnership and sell and liquidate all of its remaining properties as soon as practicable, consistent with selling the Partnership's properties to the best advantage under the circumstances. The Partnership's properties were held for sale throughout 1997 and 1998. Five of the Partnership's six remaining properties were sold in 1999. The Partnership's last remaining property (Terracentre) is under contract for sale as of March 10, 2000.

Working capital is and will be principally provided from the working capital reserve established by the General Partner.

Regular distributions for the year ended December 31, 1999, represent net cash flow generated from the operation of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. On December 8, 1999, the Partnership made a special distribution of $13,300,000, representing a portion of the proceeds from the sale of five of its six remaining properties. Another special distribution of $9,000,000 was made on March 1, 2000. This last special distribution arose out of discussions with the named plaintiffs and their lawyers in the purported class action lawsuits. It represents the culmination of further, private discussions with representatives of Grape Investors, the holder of the largest investor position in the Partnership. Grape Investors has agreed that for a period of 24 months, it will not involve itself in any way or support any effort to seek, or cause anyone else to seek, the addition of new general partners, the appointment of a receiver, or the removal of the General Partner. Grape Investors also has agreed to either abstain or vote against any such action or proposal.

Three lawsuits remain pending against the Partnership and its General Partner and certain of its affiliates that seek, among other things, unspecified monetary damages. Since these cases are in the preliminary discovery phase, there is unavoidable uncertainty regarding their ultimate resolution. The Partnership Agreement mandates that the General Partner provide for all of the Partnership's liabilities and obligations, including contingent liabilities, before distributing liquidation proceeds to its partners. Therefore, the amount and timing of any distribution of liquidation proceeds will be determined by the General Partner in light of these and other relevant considerations.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)
-------------------------------

During 1998, the Partnership spent approximately $941,000 on tenant and capital improvements for The Cornerstone, Ladera, Terracentre and Certified Distribution Center. In addition, leasing commissions of approximately $290,000 were incurred for Certified Distribution Center, The Cornerstone, Terracentre and Washington Technical Center. These expenditures contributed to an overall reduction of the Partnership's cash reserves and as a result, distributions were temporarily suspended for the second and third quarter of 1998. See Item 5 for a description of the Partnership's distribution history. The Partnership believes that it has adequate reserves on hand to provide it with the funds necessary to meet all of its ordinary obligations.

The Partnership's remaining property is not fully leased. The Partnership is actively marketing the vacant space in this property, subject to the competitive environment in its market area. To the extent the Partnership is not successful in maintaining or increasing the occupancy level at this property, or selling the property, the Partnership's future cash flow and distributions may be reduced.

In June 1993, the Partnership completed its solicitation of written consents from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement, dated May 5, 1993. Those proposals have been implemented by amending the Partnership Agreement as contemplated by the Information Statement. The amendments include, among other things, the payment of asset management and leasing fees to the General Partner and the elimination of the General Partner's residual interest and deferred leasing fees that were previously subordinated to return of the Limited Partners' 9% Preferential Return. See Item 8, Note 3 to the Financial Statements for discussion of fees paid to the General Partner for the years ended December 31, 1999, 1998 and 1997.

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

Since the approval of the February 18, 1997 Consent Solicitation, the General Partner had been evaluating possible sales of Partnership properties, individually and as a portfolio, to liquidate and wind up the Partnership. On April 30, 1998 the General Partner accepted an offer to purchase all of the Partnership's properties

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)
-------------------------------

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

During the year ended December 31, 1999, the Partnership sold five of its six properties in four separate transactions, as set forth below:

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)
-------------------------------

The Rubin Pachulsky Dew Transaction (Cont'd.)
-----------------------------------

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

A portion of the proceeds from the sale of the properties to Rubin Pachulsky Dew continues to be held in escrow. A sum equal to two and one-half percent of the purchase price was held back as a potential source of payment for any claims that may arise related to a Partnership breach of certain representations and warranties related to the sale (expiring on September 23, 2000) and for any litigation costs that may arise (released to the Partnership on March 23, 2000). The remaining cash held in escrow relates to holdbacks for tenant improvements and tax prorations. The cash held in escrow has been included in the calculation of loss on sale of real estate.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)
-------------------------------

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

On June 18, 1999, the Partnership entered into a Purchase and Sale Agreement to sell Terracentre to Charles Callaway ("Callaway"), an unaffiliated Denver real estate developer and operator, for $6,450,000. The purchaser deposited $200,000 into escrow on June 21, 1999, all but $50,000 of which was refundable pending completion of its due diligence investigation. Unfortunately, at a Denver city council meeting on August 10, 1999, certain council members discussed condemning Terracentre in order to expand the adjacent convention center. The Callaway transaction was subsequently terminated and the deposit returned. On November 2, 1999, Denver voters approved a referendum in favor of expanding the convention center.

On March 10, 2000, the Partnership entered into another Purchase and Sale Agreement to sell Terracentre to Robert E. Collawn ("Collawn"), an unaffiliated Denver real estate developer and operator, for $6,500,000. The purchaser deposited $300,000 into escrow on March 10, 2000, all of which is refundable pending completion of its due diligence investigation (the "contingency period"). The contingency period expires on April 10, 2000 and escrow is scheduled to close on or about April 25, 2000. Collawn has fully acknowledged the existence of the threatened condemnation and is willing to accept the risks associated therewith.

Property Appraisals and Net Asset Value
---------------------------------------

In accordance with the terms of the Partnership Agreement, each year the Partnership secures an independent appraisal of each of the Partnership's properties as of January 1. Prior to the January 1, 1995 appraisals, the independent appraiser had estimated each property's "Investment Value," utilizing a seven to ten-year cash flow model to estimate value based upon an income approach.

The amendment to the Partnership Agreement consented to by the Limited Partners in June 1993 mandated, among other things, that the General Partner seek a vote of (and provide an analysis and recommendation to) the Limited Partners no later than December 31, 1996 regarding the prompt liquidation of the Partnership in the event that properties with (then) current appraised values (constituting at least one-half of the total (then) current appraised values) of all of the Partnership's properties were not sold or under contract for sale by the end of 1996.

Given this mandate, the General Partner requested that the appraiser provide an assessment of value that reflected a shorter investment holding term. At that

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Capital Resources and Liquidity (Cont'd.)
-------------------------------

time, the General Partner did not know how long it would take to sell the Partnership's remaining properties, so it requested that the appraiser assume that the entire portfolio would be sold over three years in connection with the January 1996 appraisals, over two years in connection with the January 1997 appraisals and over one year in connection with the January 1998 appraisals.

In lieu of obtaining appraisals as of January 1, 1999, the General Partner calculated an estimated selling price net of estimated selling costs by taking an average of the offer prices, net of estimated selling costs, from its various sale proposals. The General Partner utilized those averages to estimate fair value.

Since Terracentre is the Partnership's only remaining property and is under contract for sale at a price of $6,500,000, the General Partner adjusted the contract price to account for estimated selling costs and used $5,980,000 as its estimate of fair value as of January 1, 2000.

The foregoing estimated fair value net of selling costs of the Partnership's remaining property (Terracentre) indicates an estimated net asset value in liquidation of $16,122,000 or $166 per $1,000 of original investor subscription as of December 31, 1999. Net assets in liquidation represent the estimated selling price of the Partnership's remaining property, (net of estimated closing costs and disposition fees), cash and all other assets less all liabilities including accrued expenses for liquidation. It does not, however, take into consideration possible effects of the outstanding litigation which are unknown and not estimable at this time. The Partnership subsequently distributed $9,000,000 on March 1, 2000 (see Note 9 in Item 8).

Other Matters
-------------

As of December 31, 1999, the Partnership's accounting systems and the investor services system used to track the limited partners' interests, distributions and tax information were tested and appear to be free of year 2000 bugs. The Partnership's remaining property was also reviewed utilizing the Building Owners and Managers Association ("BOMA") industry standards as a guideline for necessary corrections and those corrections were successful. The Partnership did not experience any significant issues or problems relating to year 2000. The cost of the Partnership's accounting systems upgrade was borne by the General Partner and will not be reimbursed by the Partnership.

Results of Operations
---------------------

Year Ended December 31, 1999

For the year ended December 31, 1999, the Partnership generated $2,364,000 of net operating income from its operations as compared to $3,337,000 in 1998. The decrease was primarily attributable to the sales of Oakpointe business center, Certified Warehouse, Ladera-I shopping center and Washington Technical Center in September 1999 and sale of The Cornerstone shopping center in October 1999.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)
---------------------

Year Ended December 31, 1999 (Cont'd.)

Interest income resulted from the temporary investment of partnership working capital. For the year ended December 31, 1999 the Partnership earned $275,000 of interest income. The increase, as compared to 1998, was directly related to the investment of proceeds from the sale of properties in 1999.

The net loss on sale of real estate ($538,000) reflects the net gains and (losses) on the respective sales of Oakpointe business center ($280,000), Certified Warehouse ($623,000), Washington Technical Center $459,000, Ladera-I shopping center $20,000 and The Cornerstone shopping center ($114,000).

In June 1999, the General Partner determined that the carrying values of Ladera-I Shopping Center and Oakpointe were in excess of their respective estimated net realizable values, net of estimated selling costs. As a result, their carrying values were adjusted by $1,217,000 and $500,000, to $4,203,000, and $5,812,000, respectively.

As of December 31, 1999, the General Partner determined that the carrying value of Terracentre was below its estimated net realizable value, net of estimated selling costs. Based upon its pending sale, its carrying value was adjusted by $224,000 to $5,980,000.

Interest expense resulted from interest on the first deed of trust on Certified Distribution Center. That mortgage was retired on September 23, 1999 with the sale of Certified Distribution Center to Rubin Pachulsky Dew.

General and administrative expenses for the year ended December 31,1999, include charges of $279,000 from the General Partner and its affiliates for services rendered in connection with administrating the affairs of the Partnership and operating the Partnership's properties. Also included in general and administrative expenses for the year ended December 31, 1999, are direct charges of $599,000 related to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

The decrease in general and administrative expenses for the year ended December 31, 1999 as compared to the year ended December 31, 1998, was attributable to a decrease in asset management fees, administrative wages, liability insurance costs and appraisal fees. These decreases were partially offset by an increase in legal and professional services expenses in 1999.

Accrued expenses for liquidation as of December 31, 1999, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, and other professional services. In September 1999, a pre-payment penalty of $384,000 associated with the early retirement of a mortgage loan secured by the Certified Distribution Center was incurred. The portion previously accrued as an estimate of the pre-payment penalty was eliminated as a result of the sale of that property. The difference between the

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)
---------------------

Year Ended December 31, 1999 (Cont'd.)

estimated and actual pre-payment penalty incurred ($316,000) has been reflected as a decrease in accrued expenses for liquidation. At December 31, 1999, the General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly adjusted by an additional $256,000 to reflect the revised estimates. The allowance for accrued expenses for liquidation does not, however, reflect any costs of the ongoing litigation due to the uncertainty associated with those matters.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)
---------------------

Year Ended December 31, 1998 (Cont'd.)

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

Accrued expenses for liquidation as of December 31, 1998, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, professional services and the pre-payment penalty and remaining unamortized loan fees associated with the anticipated early retirement of the mortgage loan secured by the Certified Warehouse property. The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)
---------------------

Year Ended December 31, 1997 (Cont'd.)

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

Item 7a.  Quantitative and Qualitative Market Risk Disclosures

As of December 31, 1999, the Partnership had cash equivalents of $9,580,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                   ------------------------------------------

                                                                                        Page
                                                                                        ----
Independent Auditors' Report........................................................    F-2

Financial Statements:

         Statements of Net Assets in Liquidation as of December 31, 1999 and 1998...    F-3

         Statements of Changes of Net Assets in Liquidation for the Years Ended
         December 31, 1999 and 1998 and for the Nine Months Ended
         December 31, 1997..........................................................    F-4

         Statement of Operations for the Three Months Ended March 31, 1997..........    F-5

         Statement of Partners' Capital for the Three Months
         Ended March 31, 1997.......................................................    F-6

         Statement of Cash Flows for the Three Months Ended March 31, 1997..........    F-7

         Notes to Financial Statements..............................................    F-8

Schedule:

         III - Real Estate in Liquidation as of December 31, 1999...................   F-23

Information required by other schedules called for under Regulation S-X is either not applicable or is included in the financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation as of December 31, 1999 and 1998 of Damson/Birtcher Realty Income Fund-I, and the changes of net assets in liquidation for the years ended December 31, 1999 and 1998 and the nine months ended December 31, 1997, and the results of its operations and its cash flows for the three months ended March 31, 1997, in conformity with generally accepted accounting principles applied on the bases of accounting discussed in note 2. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 2 to the financial statements, Damson/Birtcher Realty Income Fund-I changed its basis of accounting as of March 31, 1997 from the going-concern basis to the liquidation basis.


                                                       KPMG LLP


Orange County, California
March 27, 2000

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                      DECEMBER 31,         DECEMBER 31,
                                                         1999                 1998
                                                      -----------          -----------

ASSETS (Liquidation Basis):

Properties                                            $ 5,980,000          $34,431,000

Cash and cash equivalents                              10,137,000              351,000
Cash in escrow                                            512,000                   --
Accounts receivable                                        18,000              171,000
Other assets                                               38,000              121,000
                                                      -----------          -----------

    Total Assets                                      $16,685,000          $35,074,000
                                                      ===========          ===========

LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities              $   134,000          $   896,000
Secured loan payable                                           --            2,509,000
Accrued expenses for liquidation (including
  prepayment penalty at December 31, 1998)                429,000              873,000
                                                      -----------          -----------

    Total Liabilities                                     563,000            4,278,000
                                                      -----------          -----------

Net Assets in Liquidation                             $16,122,000          $30,796,000
                                                      ===========          ===========


The accompanying notes are an integral part of these Financial Statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION

                                                                                                      FOR THE
                                                       FOR THE                FOR THE               NINE MONTHS
                                                     YEAR ENDED              YEAR ENDED                ENDED
                                                     DECEMBER 31,           DECEMBER 31,           DECEMBER 31,
                                                        1999                   1998                    1997
                                                     ------------           ------------           ------------
Net assets in liquidation at
 beginning of period                                 $ 30,796,000           $ 32,026,000           $ 32,002,000
                                                     ------------           ------------           ------------

Increase (decrease) during period:
    Operating activities:
       Property operating income, net                   2,364,000              3,337,000              2,308,000
       Interest income                                    275,000                 14,000                 22,000
       General and administrative expenses               (878,000)              (935,000)              (874,000)
       Interest expense on mortgage payable              (160,000)              (237,000)              (190,000)
       Leasing commissions                                (80,000)              (290,000)              (134,000)
                                                     ------------           ------------           ------------

                                                        1,521,000              1,889,000              1,132,000
                                                     ------------           ------------           ------------

    Liquidating activities:
       Loss from sale of real estate (net)               (538,000)                    --                     --
       Adjustment to carrying value
        of properties                                  (1,493,000)            (2,600,000)                    --
       Distribution to partners                       (14,224,000)              (511,000)              (767,000)
       Decrease in (provision for)
        liquidation expenses                               60,000                 (8,000)              (341,000)
                                                     ------------           ------------           ------------

                                                      (16,195,000)            (3,119,000)            (1,108,000)
                                                     ------------           ------------           ------------

Net (decrease) increase in assets
  in liquidation                                      (14,674,000)            (1,230,000)                24,000
                                                     ------------           ------------           ------------

Net assets in liquidation at end of period           $ 16,122,000           $ 30,796,000           $ 32,026,000
                                                     ============           ============           ============


The accompanying notes are an integral part of these Financial Statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

                             STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                    -----------------------------------------

        REVENUES:
           Rental income                            $1,479,000
           Interest and other income                    10,000

           Total revenues                            1,489,000


        EXPENSES:
           Operating expenses                          377,000
           Real estate taxes                           201,000
           Depreciation and amortization                70,000
           General and administrative                  369,000
           Interest                                     66,000
                                                    ----------
           Total expenses                            1,083,000

        NET INCOME                                  $  406,000
                                                    ==========

        NET INCOME ALLOCABLE TO:

           General Partner                          $    4,000
                                                    ==========

           Limited Partners                         $  402,000
                                                    ==========


   The accompanying notes are an integral part of these Financial Statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

                         STATEMENT OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                    -----------------------------------------

                                     GENERAL              LIMITED
                                     PARTNER              PARTNERS                TOTAL
                                    ---------           ------------           ------------
Balance, December 31, 1996          $(491,000)          $ 33,104,000           $ 32,613,000

   Net income                           4,000                402,000                406,000
   Distributions                       (2,000)              (253,000)              (255,000)
                                    ---------           ------------           ------------

Balance, March 31, 1997             $(489,000)          $ 33,253,000           $ 32,764,000
                                    =========           ============           ============


The accompanying notes are an integral part of these Financial Statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

                             STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                    -----------------------------------------


Cash flows from operating activities:
Net income                                                 $ 406,000
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                             70,000

  Changes in:
     Accounts receivable                                     (48,000)
     Accrued rent receivable                                   6,000
     Prepaid expenses and other assets                       112,000
     Accounts payable and accrued liabilities               (146,000)
                                                           ---------
Net cash provided by operating activities                    400,000
                                                           ---------
Cash flows from investing activities-
  Investments in real estate                                 (34,000)
                                                           ---------
  Cash flows from financing activities:
  Principal payments on secured loans payable                (49,000)
  Distributions                                             (255,000)
                                                           ---------
Net cash used in financing activities                       (304,000)
                                                           ---------

Net increase in cash and cash equivalents                     62,000

Cash and cash equivalents, beginning of period               711,000
                                                           ---------

Cash and cash equivalents, end of period                   $ 773,000
                                                           =========
Supplemental disclosure of cash flow
  information - cash paid during the
   period for interest                                     $  66,000
                                                           =========


The accompanying notes are an integral part of these Financial Statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

NOTES TO FINANCIAL STATEMENTS
-----------------------------

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

         The amendment modified the Partnership Agreement to eliminate the subordination provision with respect to future property disposition fees

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(1)      Organization and Operations (Cont'd.)

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

         In lieu of obtaining appraisals as of January 1, 1999, the General Partner calculated the estimated selling price net of estimated selling costs by taking an average of the offer prices, net of estimated selling costs, from proposals it had received for the sale of the properties. The General Partner utilized those averages to estimate fair value. In addition, because Terracentre was under contract for sale as of March 24, 1999 (the "Halcyon" transaction), its selling price of $6,450,000 was adjusted for estimated selling costs and utilized as an estimate of its fair value as of January 1, 1999. Accordingly, at January 1, 1999, the General Partner estimated the fair value, net of estimated selling costs, of the portfolio to be $35,070,000. As

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(1)      Organization and Operations (Cont'd.)

         of January 1, 2000, the General Partner has estimated the selling price of the Partnership's only remaining property (Terracentre) at $6,500,000, based upon the fact that as of March 10, 2000 it is under contract for sale at that amount. Accordingly, at January 1, 2000, the General Partner estimated the fair value, net of estimated selling costs, of the remaining property to be $5,980,000.

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

         Although the unpaid 9% Preferential Return to the Limited Partners' aggregates $85,852,000 as of December 31, 1999, it is anticipated that the limited partners will not realize this return due to the Partnership's estimated remaining liquidation value of $16,122,000.

         Income or loss from operations for financial statement purposes is allocated 99% to the Limited Partners and 1% to the General Partner.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(1)      Organization and Operations (Cont'd.)

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

         As of December 31, 1995 the General Partner decided to treat its properties as held for sale, instead of for investment, for financial statement purposes given the mandate of the May 5, 1993 Information Statement. Since adoption of the 1993 amendment, the General Partner considered several preliminary indications of interest from third parties to acquire some or all of the Partnership's properties. Apart from the sale of Arlington Executive Plaza, these transactions never materialized, primarily because the General Partner rejected as too low the valuations of the Partnership's remaining properties as proposed by the potential purchasers. The Partnership's properties were held for sale throughout 1997 and 1998. Five of the Partnership's six remaining properties were sold in 1999. The Partnership's last remaining property is currently under contract for sale.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(2)      Summary of Significant Accounting Policies

         Liquidation Basis (Cont'd.)

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

         In June 1999, the General Partner determined that the carrying values of Ladera-I Shopping Center and Oakpointe were in excess of their respective estimated net realizable values, net of estimated selling costs. As a result, their carrying values were adjusted by $1,217,000 and $500,000, to $4,203,000, and $5,812,000, respectively.

         As of December 31, 1999, the General Partner determined that the carrying value of Terracentre was below its estimated net realizable value, net of estimated selling costs. Based upon its pending sale, its carrying value was adjusted by $224,000 to $5,980,000.

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

         Rental income from Certified Warehouse and Transfer Company, Inc., totaled $0 in 1999, $0 in 1998, and $872,000 in 1997, or approximately 0%, 0% and 15%, respectively, of the Partnership's total rental income. Rental income from FISERV, Inc. (formerly d.b.a. Citicorp CIR, Inc.) totaled $736,000 in 1999, $888,000 in 1998 and $869,000 in 1997, or
         approximately 17%, 16% and 15%, respectively, of the Partnership's total rental income.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(2)      Summary of Significant Accounting Policies (Cont'd.)

         Certified's lease expired on September 20, 1997, at which time it vacated approximately 61% of its space. It continued to pay rent on its remaining space through November 1997, at which time it vacated the property entirely. The General Partner leased 123,074 square feet (39%) to a different tenant for a three-year term commencing March 1, 1998 for $406,000 per year, which was greater than Certified had been paying on a per square foot basis. Certified Warehouse and Distribution Center was subsequently sold on September 23, 1999.

         Cash and Cash Equivalents

         The Partnership invests its excess cash balances in short-term investments (cash equivalents). These investments are stated at cost, which approximates market, and consist of money market, certificates of deposit and other non-equity-type cash investments. Cash equivalents at December 31, 1999 and 1998, totaled $10,066,000 and $328,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value; however, are subject to interest rate risk.

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

         On the following page are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") (liquidation basis of accounting) and for federal income tax reporting purposes at December 31:

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(2)      Summary of Significant Accounting Policies (Cont'd.)

         Income Taxes (Cont'd.)

                                                  1999                                      1998
                                  -----------------------------------         ---------------------------------
                                    GAAP BASIS             TAX BASIS           GAAP BASIS            TAX BASIS
                                  (LIQUIDATION)           (UNAUDITED)         (LIQUIDATION)         (UNAUDITED)
                                  -------------           -----------         -------------         -----------
         Total Assets              $16,685,000            $28,567,000          $35,074,000          $47,531,000

         Total Liabilities         $   563,000            $   134,000          $ 4,278,000          $ 3,405,000


         Following are the differences between Financial Statement and tax return income:

                                                                     1999              1998              1997
                                                                   ---------         ---------         -----------
         Net income (loss) per Financial Statements
           (period ending March 31, 1997 for 1997)               $        --       $        --       $   406,000

         Change in net assets in liquidation from
           operating activities including adjustments
           to carrying values of real estate (nine
           months ended December 31, 1997 for 1997)                   28,000          (711,000)        1,132,000

         Adjustment to carrying value of real estate               1,493,000         2,600,000                --

         Depreciation differences on investments in
           real estate                                            (2,913,000)       (2,771,000)       (2,721,000)

         Loss on sale of property in excess of
           book value                                             (6,710,000)               --                --

         Accrued liquidation costs expensed for
           tax purposes                                             (384,000)               --                --

         Other                                                        81,000            25,000            49,000
                                                                 -----------       -----------       -----------

         Taxable income (loss) per Federal tax return
           (unaudited)                                           $(8,405,000)      $  (857,000)      $(1,134,000)
                                                                 ===========       ===========       ===========

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(2)      Summary of Significant Accounting Policies (Cont'd.)

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

(3)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 1999, 1998 and 1997, the Partnership was charged with approximately $132,000, $152,000 and $157,000, respectively, of such expenses.

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 3% of the gross receipts from the properties under management. Such fees amounted to approximately $131,000 in 1999, $173,000 in 1998 and $165,000 in 1997. In addition, the affiliate of the General Partner received $270,000 in 1999, $312,000 in 1998 and $315,000 in 1997, as reimbursement of costs for on-site property management personnel and other reimbursable costs.

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(3)      Transactions with Affiliates (Cont'd.)

         independent appraisal undertaken in January of each year prior to 1997 and .65% for 1997, .55% for 1998 and .45% for 1999. Such fees for the year ended December 31, 1999, 1998 and 1997, amounted to $125,000, $209,000 and $245,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of any lease of such space including renewal options. Fees for leasing services for the year ended December 31, 1999, 1998 and 1997, amounted to $22,000, $44,000 and $25,000, respectively.

(4)      Loss from Sale of Real Estate

         During the year ended December 31, 1999, the Partnership sold five of its six remaining properties in four separate transactions, as set forth below:

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

         CenterAmerica and the Partnership were each represented by third-party brokers in the transaction. The brokers were paid an aggregate $186,800 from the sale proceeds. The General Partner was not paid a disposition fee in connection with the transaction. CenterAmerica did not hire the General Partner or any affiliate to perform asset management or property management services for this property.

         The sale of Ladera-I shopping center resulted in a gain of approximately $20,000 upon disposition.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(4)      Loss from the Sale of Real Estate (Cont'd.)

         The Rubin Pachulsky Dew Transaction (Cont'd.)
         -----------------------------------

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

         A portion of the proceeds from the sale of the properties to Rubin Pachulsky Dew continues to be held in escrow. A sum equal to two and one-half percent of the purchase price was held back as a potential source of payment for any claims that may arise related to a Partnership breach of certain representations and warranties related to the sale (expiring on September 23, 2000) and for any litigation costs that may arise (released to the Partnership on March 23, 2000). The remaining cash held in escrow relates to holdbacks for tenant improvements and tax prorations. The cash held in escrow has been included in the calculation of loss on sale of real estate.

         The sales of Certified Warehouse, Oakpointe Business Center and Washington Technical Center resulted in net gains or (losses) of approximately ($623,000), ($280,000) and $459,000, respectively upon disposition.

         The Cornerstone
         ---------------

         On October 15, 1999, the Partnership sold The Cornerstone shopping center, in Tempe, Arizona to GDA Real Estate Services, LLC ("GDA"), a Denver-based real estate developer and operator that is not affiliated in any way with the Partnership, its General Partner or the General Partner's affiliates, for a sale price of $8,500,000.

         GDA was represented by two third-party brokers in the transaction. The brokers were paid $170,000 from the sale proceeds. The General Partner was not paid a disposition fee in connection with the transaction. GDA will not hire the General Partner or any affiliate to perform asset management or property management services for this property.

         The sale of The Cornerstone shopping center resulted in a loss of $114,000 upon disposition.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(5)      Commitments and Contingencies

         Litigation

         So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings, except for the following:

         Bigelow Diversified Secondary Partnership Fund 1990 litigation
         --------------------------------------------------------------

         On March 25, 1997, a limited partner named Bigelow/Diversified Secondary Partnership Fund 1990 L.P. filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging breach of fiduciary duty and breach of contract and seeking to enjoin the Consent Solicitation dated February 18, 1997. On April 18, 1997, the court denied the plaintiff's motion for a preliminary injunction. On June 10, 1997, the court dismissed the plaintiff's complaint on the basis of lack of personal jurisdiction and forum non conveniens.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(5)      Commitments and Contingencies (Cont'd.)

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

         Damson/Birtcher Partners and the related defendants removed the case to the United States District Court for the Western District of Oklahoma, and filed a motion to dismiss the case for lack of personal jurisdiction or, alternatively, to transfer the action to the United States District Court for the Central District of California, for the convenience of the parties and witnesses and in the interests of justice. Plaintiff moved to remand the case back to the Oklahoma state court. The court denied plaintiff's motion for removal, and took defendant's motion to dismiss or transfer under submission pending receipt of additional information the court has ordered plaintiff to provide. On March 27, 2000, the court granted defendant's motion to dismiss the case for lack of personal jurisdiction.

         Madison Partnership and ISA Partnership Litigation
         --------------------------------------------------

         On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(5)      Commitments and Contingencies (Cont'd.)

         Litigation (Cont'd.)

         Madison Partnership and ISA Partnership Litigation (Cont'd.)
         --------------------------------------------------

         partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee. The Partnership moved to dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. The court granted the Partnership's motion and has ordered a stay of the litigation. The court will re-evaluate the stay at a May 19, 2000 status conference.

         Future Minimum Annual Rentals

         The Partnership has determined that all leases which had been executed as of December 31, 1999, are properly classified as operating leases for financial reporting purposes. Future minimum annual rental income to be received under such leases as of December 31, 1999, are as follows:

              Year Ending December 31,
              ------------------------
                         2000                        $ 302,000
                         2001                          224,000
                         2002                           75,000
                         2003                           78,000
                         2004                               --
                         Thereafter                         --
                                                     ---------
                                                     $ 699,000
                                                     =========

         Certain of these leases also provide for, among other things: tenant reimbursements to the Partnership of certain operating expenses; payments of additional rents in amounts equal to a set percentage of the tenant's annual revenue in excess of specified levels; and escalations in annual rents based upon the Consumer Price Index.

(6)      Secured Loan Agreements

         In September 1987, the Partnership borrowed $4,000,000 pursuant to a loan agreement secured by a First Deed of Trust on the Certified Distribution Center in Salt Lake City, Utah. That loan matured on October 1, 1990, however, the General Partner obtained a loan extension that was to mature December 1, 1993. On July 30, 1993, the Partnership obtained a new loan secured by a First Deed of Trust on the Certified Distribution Center in Salt Lake City, Utah. The new loan, in the amount of $3,500,000, carried a fixed interest rate of 9% per annum over a 13-year fully amortizing term and a prepayment penalty

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(6)      Secured Loan Agreements (Cont'd.)

         feature, if fully paid off after July 1, 1998. The Partnership's first payment of $38,000 was paid on September 1, 1993, with monthly installments due thereafter. The loan was paid in full with the sale of Certified Distribution Center on September 23, 1999. The resulting prepayment penalty amounted to $384,000.

         In March 1996, the Partnership entered into a loan agreement pursuant to which it could borrow up to $1,500,000, evidenced by a note secured by a first deed of trust and financing statement on the Ladera-I shopping center in Albuquerque, New Mexico. The loan agreement called for interest only payments at the rate of 1% over prime. There were no borrowings against this loan arrangement upon the sale of Ladera-I on September 22, 1999.

(7)      Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities consist of the following:

                                                   DECEMBER 31,
                                            --------------------------
                                              1999             1998
                                            ---------        ---------
         Real estate taxes                  $  47,000        $ 646,000
         Accounts payable and other            87,000          250,000
                                            ---------        ---------
                                            $ 134,000        $ 896,000
                                            =========        =========

(8)      Accrued Expenses for Liquidation

         Accrued expenses for liquidation as of December 31, 1999, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance. At December 31, 1999, the General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly adjusted by an additional $256,000 to reflect the revised estimates.

         The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise in disposing of the Partnership's remaining assets. The accrued expenses for liquidation do not take into consideration the possible outcome of the ongoing litigation. Such costs are unknown and are not estimable at this time.

(9)      Subsequent Events

         On March 1, 2000, the Partnership made a special distribution of $9,000,000 to its limited partners.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

NOTES TO FINANCIAL STATEMENTS (Cont'd.)
-----------------------------

(9)      Subsequent Events (Cont'd.)

         On March 10, 2000, the Partnership entered into a Purchase and Sale Agreement to sell Terracentre to Robert E. Collawn ("Collawn"), an unaffiliated Denver real estate developer and operator, for $6,500,000. The purchaser deposited $300,000 into escrow on March 10, 2000, all of which is refundable pending completion of its due diligence investigation (the "contingency period"). The contingency period expires on April 10, 2000 and escrow is scheduled to close on or about April 25, 2000. Collawn fully acknowledges the existence of the threatened condemnation and is willing to accept the risks associated therewith.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

                                  SCHEDULE III

                           REAL ESTATE IN LIQUIDATION
                             AS OF DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

  COL. A                  COL. C                       COL. D                               COL. E                      COL. H
-----------     ---------------------------   -------------------------      -----------------------------------       --------
                       Initial Cost               Costs Capitalized                 Gross Amount at Which
                      to Partnership                 Subsequent                   Carried at Close of Period
                           (c)                   to the Acquisition                          (b)
                ---------------------------   -------------------------      -----------------------------------
                                                               Carrying
Description                   Buildings and                     Costs                   Buildings and      Total         Date
   (a)           Land         Improvements    Improvements     (d), (b)      Land       Improvements        (e)        Acquired
-----------     ------        -------------   ------------     --------      ----       -------------      -----       --------
Terracentre
Denver, CO      $1,458          $19,939          $2,727        $(18,144)     $491          $5,489          $5,980      09/06/85
                ------          -------          ------        --------      ----          ------          ------      --------

TOTAL           $1,458          $19,939          $2,727        $(18,144)     $491          $5,489          $5,980
                ======          =======          ======        ========      ====          ======          ======


NOTE:  Columns B,F,G and I are not applicable.

See notes to schedule on following page.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

NOTES TO SCHEDULE III
---------------------

(a)      For a description of the property, see "Item 2.  Property."

(b) For the year ended December 31, 1999, the General Partner determined that the carrying value of Terracentre was below its fair value less estimated selling cost. As a result Terracentre was adjusted upward by $224,000 to $5,980,000.

         For the year ended December 31, 1998, the General Partner determined that the carrying value of Terracentre was below its fair value less estimated selling cost. Terracentre was therefore adjusted upward by $2,368,000 to $5,649,000.

         Upon adoption of the liquidation basis of accounting on March 31, 1997, accumulated depreciation was deleted through an adjustment to the cost of the properties.

         For the year ended December 31, 1996, the General Partner determined that the carrying value of Terracentre was below its fair value less estimated selling cost. As a result, it was increased by $190,000 to $2,900,000.

         The aggregate cost of land, buildings and improvements for Federal income tax purposes (unaudited) was $24,925,000 as of December 31, 1999. The difference between the aggregate cost of land, buildings and improvements for tax reporting purposes as compared to financial reporting purposes is primarily attributable to: (1) amounts received under rental agreements for non-occupied space, which were recorded as income for tax reporting purposes but were recorded as a reduction of the corresponding property basis for financial reporting purposes, and
         (2) the adjustments to the carrying value of the real estate for financial statement purposes have no effect for tax reporting purposes.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

NOTES TO SCHEDULE III (Cont'd.)
---------------------

(e)      RECONCILIATION OF REAL ESTATE

                                                            DECEMBER 31,
                                                    -----------------------------
                                                        1999             1998
                                                    ------------     ------------
Balance at beginning of year                        $ 34,431,000     $ 36,090,000
Additions during the year:
       Improvements                                      428,000          941,000
Reductions during the year:
       Disposition of property                       (27,386,000)              --
       Adjustment to the carrying value of
         properties in liquidation                    (1,493,000)      (2,600,000)
                                                    ------------     ------------
Balance at end of year                              $  5,980,000     $ 34,431,000
                                                    ============     ============

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------


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

The general partner of Birtcher Partners is Birtcher Investments, a California general partnership. Birtcher Investments' general partner is Birtcher Limited, a California limited partnership and its general partner is BREICORP, a California corporation. The principals and relevant officers of BREICORP are as follows:

         o        Ronald E. Birtcher, Co-Chairman of the Board

         o        Arthur B. Birtcher, Co-Chairman of the Board

         o        Robert M. Anderson, Executive Director

Item 11. EXECUTIVE COMPENSATION

The table on the following page sets forth the fees, compensation and other expense reimbursements paid to the General Partner and its affiliates in all capacities for each year in the three-year period ended December 31, 1999.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

Item 11. EXECUTIVE COMPENSATION (Cont'd.)

                                                  YEAR ENDED DECEMBER 31,
                                       --------------------------------------------
                                         1999              1998              1997
                                       --------          --------          --------
General Partner's 1% share of
  distributable cash                   $  9,000          $  5,000          $ 10,000
Asset management fees                   125,000           209,000           245,000
Property management fees                131,000           173,000           165,000
Leasing fees                             22,000            44,000            25,000
Property management expense
  reimbursements                        270,000           312,000           315,000
Disposition fees                         99,000                --                --
Other expense reimbursements            132,000           152,000           157,000
                                       --------          --------          --------
TOTAL                                  $788,000          $895,000          $917,000
                                       ========          ========          ========

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1999, Grape Investors, LLC was the beneficial owner of certain limited partnership interests, as follows:

  Title of            Name and address of          Amount and nature of     Percent
   Class               beneficial owner          beneficial ownership(1)   of Class
  --------            -------------------        -----------------------   --------
Limited           Grape Investors, LLC                  $7,718,134            7.9%
Partnership       c/o Arlen Capital Advisors
Interests (2)     1650 Hotel Circle Dr. North
                  Suite 200
                  San Diego, CA 92018

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

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1. and 2.  Financial Statements and Financial Statements Schedules:
         See accompanying Index to Financial Statements and Schedules to Item 8, which information is incorporated herein by reference.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

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

         (27)     Financial Data Schedule

b)       Reports on Form 8-K:

                  Form 8-K filed on October 15, 1999 reporting the sales of Certified Distribution Center, Oakpointe Business Center, Ladera-I shopping center, Washington Technical Center, incorporated herein by reference.

                  Form 8-K filed on October 19, 1999 reporting the sale of The Cornerstone shopping center, incorporated herein by reference.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                      ------------------------------------

                                   SIGNATURES
                                   ----------

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

By:      DAMSON/BIRTCHER PARTNERS           By:   BIRTCHER PARTNERS,
         (General Partner)                        a California general partnership

                                                  By:   BIRTCHER INVESTMENTS,
                                                        a California general partnership,
                                                        General Partner of Birtcher Partners

                                                        By:   BIRTCHER LIMITED,
                                                              a California limited partnership,
                                                              General Partner of Birtcher
                                                              Investments

                                                              By:   BREICORP,
                                                                    a California corporation,
                                                                    formerly known as Birtcher
                                                                    Real Estate Inc., General
                                                                    Partner of Birtcher Limited

Date:    March 30, 2000                                             By:   /s/ Robert M. Anderson
                                                                          -------------------------
                                                                          Robert M. Anderson
                                                                          Executive Director
                                                                          BREICORP

                                            By:   LF Special Fund II, L.P.,
                                                  a California limited partnership

                                                  By:   Liquidity Fund Asset Management, Inc.,
                                                        a California corporation, General
                                                        Partner of LF Special Fund II, L.P.

Date:    March 30, 2000                                 By:   /s/ Brent R. Donaldson
                                                              -------------------------------------
                                                              Brent R. Donaldson
                                                              President
                                                              Liquidity Fund Asset Management, Inc.

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

       Signature                          Capacity                                   Date
       ---------                          --------                                   ----
/s/ Arthur B. Birtcher            Co-Chairman of the Board -- BREICORP          March 30, 2000
--------------------------
    Arthur B. Birtcher

/s/ Ronald E. Birtcher            Co-Chairman of the Board -- BREICORP          March 30, 2000
--------------------------
    Ronald E. Birtcher

/s/ Richard G. Wollack            Chairman of Liquidity Fund                    March 30, 2000
--------------------------        Asset Management, Inc.
    Richard G. Wollack

                                 EXHIBIT INDEX


Exhibit
  No.                               Description
-------                             -----------

  27              Financial Data Schedule