Form 10-Q
period 2000-03-31
DAMSON BIRTCHER REALTY INCOME FUND I
filed 2000-05-15
CIK 745932

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   March 31, 2000
                   ----------------


Commission file number   0-13563
                       -----------


                     DAMSON/BIRTCHER REALTY INCOME FUND - I
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                            13-3264491
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


27611 La Paz Road, P.O. Box 30009, Laguna Niguel, California     92607-0009
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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                      INDEX

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Net Assets in Liquidation - March 31, 2000
         (Unaudited)and December 31, 1999 (Audited)........................  3

         Statements of Changes of Net Assets in Liquidation -
         Three Months Ended March 31, 2000 and 1999 (Unaudited)............  4

         Notes to Financial Statements (Unaudited).........................  5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................... 11

Item 3.  Quantitative and Qualitative Market Risk Disclosures.............. 16


PART II. OTHER INFORMATION................................................. 16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                              March 31,       December 31,
                                                 2000            1999
                                              ----------      -----------
                                             (unaudited)
ASSETS (Liquidation Basis):

Properties                                    $5,980,000      $ 5,980,000
Cash and cash equivalents                      1,236,000       10,137,000
Cash held in escrow                              302,000          512,000
Accounts receivable, net                          13,000           18,000
Other assets                                      35,000           38,000
                                              ----------      -----------
    Total Assets                               7,566,000       16,685,000
                                              ----------      -----------

LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities          93,000          134,000
Accrued expenses for liquidation                 356,000          429,000
                                              ----------      -----------

    Total Liabilities                            449,000          563,000
                                              ----------      -----------
Net Assets in Liquidation                     $7,117,000      $16,122,000
                                              ==========      ===========

   The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                      Three Months Ended
                                                           March 31,
                                                -------------------------------
                                                    2000               1999
                                                ------------       ------------
Net assets in liquidation at beginning
  of period                                     $ 16,122,000       $ 30,796,000
Increase (decrease) during period:
  Operating activities:
     Property operating income (loss), net           (82,000)           667,000
     Interest income                                 102,000              3,000
     General and administrative expenses                  --           (208,000)
     Interest expense on mortgage payable                 --            (56,000)
     Leasing commissions                                  --            (11,000)
                                                ------------       ------------
                                                      20,000            395,000
                                                ------------       ------------
  Liquidating activities:
     Distributions to partners                    (9,000,000)          (265,000)
     Liquidation expenses                            (25,000)                --
                                                ------------       ------------
                                                  (9,025,000)          (265,000)
                                                ------------       ------------
Net (decrease) increase in assets
  in liquidation                                  (9,005,000)           130,000
                                                ------------       ------------
Net assets in liquidation at end
  of period                                     $  7,117,000       $ 30,926,000
                                                ============       ============

   The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(1) Accounting Policies

    The financial statements of Damson/Birtcher Realty Income Fund-I (the "Partnership") included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, are necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

    Sale of the Properties

    The Partnership sold five of its six remaining properties during the year ended December 31, 1999. The Partnership's remaining property is under contract for sale as of March 31, 2000.

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

    Rental income from FISERV, Inc. (formerly d.b.a. Citicorp CIR, Inc.) totaled $257,000 for the three months ended March 31, 1999, or approximately 20% of the Partnership's total rental income. Oakpointe Business Center, which FISERV, Inc. formerly occupied was sold in September 1999.

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

(2) Transactions with Affiliates

    The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended March 31, 2000 and 1999, the Partnership incurred approximately $13,000 and $33,000, respectively.

    An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 3% of the gross receipts from the properties under management. Such fees amounted to approximately $6,000 and $42,000 for the three months ended March 31, 2000 and 1999. In addition, an affiliate of the General Partner received $23,000 and $86,000 for the three months ended March 31, 2000 and 1999, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs.

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

    The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .35% for 2000 and .45% for 1999 of the aggregate appraised value of the Partnership's properties. Appraised value was determined by the General Partner's estimate of fair value. Such fees for the three months ended March 31, 2000 and 1999, amounted to $5,000 and $39,000, respectively.

    In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended March 31, 2000 and 1999, amounted to $0 and $1,000, respectively.

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

    Litigation (Cont'd.)

    Bigelow/Diversified Secondary Partnership's Fund 1990 Litigation (Cont'd.)

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

    In March 2000, defendants informed the Court and plaintiff that they would bring a Motion for Summary Judgment against the named plaintiff based upon the allegations set forth in plaintiff's complaint. On April 14, 2000, Bigelow/Diversified Secondary Partnership Fund 1990 filed a First Amended Class Action and Derivative Complaint against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Properties, Birtcher Ltd., Birtcher Investments, BREICORP, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Liquidity Fund Asset Management, Inc., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard
    G. Wollack and Brent R. Donaldson, the Partnership, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III, alleging breach of fiduciary duty, breach of contract, and a derivative claim for breach of fiduciary duty. Defendants have not yet responded to the First Amended Complaint.

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

    Ronald E. Birtcher, LF Special Fund II, L.P., and Liquidity Fund Asset Management Inc., but The Birtcher Group and Birtcher American Properties were served with process and did not appear in the action. The Partnership itself is not named as a defendant. The case is a class action brought on behalf of investors in the Partnership who purchased limited partnership interests from May 7, 1984 to September 17, 1985. The Second Amended Petition alleges breach of contract, intentional and negligent misrepresentation, breach of fiduciary duties, and violations of various Oklahoma and federal statutes in connection with the sale of the limited partnership interests. Plaintiff seeks unspecified compensatory damages and $10 million in punitive damages.

    Damson/Birtcher Partners and the related defendants removed the case to the United States District Court for the Western District of Oklahoma, and filed a motion to dismiss the case for lack of personal jurisdiction or, alternatively, to transfer the action to the United States District Court for the Central District of California, for the convenience of the parties and witnesses and in the interests of justice. Plaintiff moved to remand the case back to the Oklahoma state court. The court denied plaintiff's motion for removal, and took defendant's motion to dismiss or transfer under submission pending receipt of additional information the court ordered plaintiff to provide. On March 29, 2000, the court entered its order granting defendant's motion to dismiss the case for lack of personal jurisdiction, and dismissed the case.

    Madison Partnership and ISA Partnership Litigation

    Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee. The Partnership moved to stay or dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. The court granted the Partnership's motion and ordered a stay of the litigation pending re-evaluation at a May 19, 2000 status conference. Plaintiffs have filed a motion to lift the stay, which is set for hearing on May 19, 2000.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(4) Accrued Expenses for Liquidation

    Accrued expenses for liquidation as of March 31, 2000, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance. During the three months ended March 31, 2000, the Partnership incurred $98,000 of such expenses. At March 31, 2000, the General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly increased by an additional $25,000 to reflect the revised estimates.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Liquidity and Capital Resources

    Since the completion of its acquisition program in September 1985, the Partnership has been engaged in the operation of its properties. The Partnership's original objective had been to hold its properties as long-term investments. However, an Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993 which constituted at least one half of the aggregate appraised values of all Partnership properties as of that date were not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, as of December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment. In a Consent Solicitation dated February 18, 1997, the Partnership solicited and received the consent of the Limited Partners on March 14, 1997 to dissolve the Partnership and sell and liquidate all of its remaining properties as soon as practicable, consistent with selling the Partnership's properties to the best advantage under the circumstances. The Partnership's properties were held for sale throughout 1999 and five of its six remaining properties were sold by year-end. The Partnership's remaining property is under contract for sale as of March 31, 2000.

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

    Sale of the Properties (Cont'd)

    Ladera-I

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

    Sale of the Properties (Cont'd)

    The Rubin Pachulsky Dew Transaction (Cont'd.)

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

    Sale of the Properties (Cont'd)

    Status of Terracentre (Cont'd.)

    transaction was subsequently terminated and the deposit returned. On November 2, 1999, Denver voters approved a referendum in favor of expanding the convention center.

    On March 10, 2000, the Partnership entered into another Purchase and Sale Agreement to sell Terracentre to Robert E. Collawn ("Collawn"), an unaffiliated Denver real estate developer and operator, for $6,500,000. The purchaser deposited $300,000 into escrow on March 10, 2000, all of which was refundable pending completion of its due diligence investigation (the "contingency period"). The contingency period was originally scheduled to expire on April 10, 2000 and escrow was scheduled to close on or about April 25, 2000. Collawn has fully acknowledged the existence of the threatened condemnation and is willing to accept the risks associated therewith.

    On April 11, 2000, the Partnership and Collawn amended the Purchase and Sale Agreement to extend the contingency period to May 1, 2000 and the closing date to May 16, 2000. As consideration for the extensions, the Partnership received a non-refundable payment of $25,000.

    On May 1, 2000, Collawn's contingency period expired, and all contingencies to closing were waived. The Partnership received a nonrefundable payment from Collawn of $275,000. On the same day, the Partnership and Collawn amended the Purchase and Sale Agreement to extend the closing date to May 31, 2000.

    Other Matters

    On March 1, 2000, the Partnership made a special distribution of $9,000,000 to its limited partners.

    As of December 31, 1999, the Partnership's accounting systems and the investor services system used to track the limited partners' interests, distributions and tax information were tested and appear to be free of year 2000 bugs. The Partnership's remaining property was also reviewed utilizing the Building Owners and Managers Association ("BOMA") industry standards as a guideline for necessary corrections and those corrections were successful. The Partnership did not experience any significant issues or problems relating to year 2000. The cost of the Partnership's accounting systems upgrade was borne by the General Partner and were reimbursed by the Partnership.

    Results of Operations for the Three Months Ended March 31, 2000

    Because the Partnership is in the process of liquidating its remaining assets, a comparison of the results of operations is not practical. As the Partnership's

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

    Results of Operations for the Three Months Ended March 31, 2000 (Cont'd.)

    assets (properties) are sold, the results of operations will be generated from a smaller asset base, and are therefore not comparable. The Partnership completed the sale of five of its six remaining properties in three separate transactions during 1999 and its final property is under contract for sale as of March 31, 2000. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

    For the three months ended March 31, 2000, the Partnership incurred an $82,000 net operating loss from the operation of its remaining property. The decrease, when compared to the three months ended March 31, 1999, was primarily attributable to the sale of the Partnership's properties in September and October 1999. In addition, the Partnership incurred a $29,000 leasing commission related to the wrap up of The Cornerstone during the three months ended March 31, 2000.

    Interest income resulted from the temporary investment of Partnership working capital. For the three months ended March 31, 2000, interest income was approximately $102,000. The increase in interest income was reflective of the increased cash and cash equivalent balances that were generated from the sale of the properties.

    Accrued expenses for liquidation as of March 31, 2000, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, and other professional services. During the three months ended March 31, 2000, the Partnership incurred $98,000 of such expenses. At March 31, 2000, the General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly increased by an additional $25,000 to reflect the revised estimates. The allowance for accrued expenses for liquidation does not, however, reflect any costs of the ongoing litigation due to the uncertainty associated with those matters.

    Liquidation expenses incurred for the three months ended March 31, 2000, include charges of $13,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in accrued expenses for liquidation for the three months ended March 31, 2000, are direct charges of $85,000, relating to audit fees, tax preparation fees, legal fees and professional services, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

    Interest expense in 1999 resulted from interest on the first deed of trust on Certified Distribution Center. That mortgage was retired on September 23, 1999 with the sale of Certified Distribution Center to Rubin Pachulsky Dew.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

    As of March 31, 2000, the Partnership had cash equivalents of $1,236,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

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

    In March 2000, defendants informed the Court and plaintiff that they would bring a Motion for Summary Judgment against the named plaintiff based upon the allegations set forth in plaintiff's complaint. On April 14, 2000, Bigelow/Diversified Secondary Partnership Fund 1990 filed a First Amended Class Action and Derivative Complaint against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Properties, Birtcher Ltd., Birtcher Investments, BREICORP, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Liquidity Fund Asset Management, Inc., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard
    G. Wollack and Brent R. Donaldson, the Partnership, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III, alleging breach of fiduciary duty, breach of contract, and a derivative claim for breach of fiduciary duty. Defendants have not yet responded to the First Amended Complaint.

    Rex Garton, et al. v. Damson/Birtcher Partners, et al.

    This action was filed on September 25, 1998 in the District Court of Oklahoma County for the State of Oklahoma against the Partnership's general partner, Damson/Birtcher Partners, other related defendants and numerous unrelated defendants. Damson/Birtcher Partners and other related defendants were brought into the action in late December 1998, when they were served with the Second Amended Petition. The other related defendants are Birtcher Partners, Birtcher Properties, The Birtcher Group, Birtcher American Properties, Arthur B. Birtcher, Ronald E. Birtcher, LF Special Fund II, L.P., and Liquidity Fund Asset Management Inc., but The Birtcher Group and Birtcher American Properties were served with process and did not appear in the action. The Partnership itself is not named as a defendant. The case is a class action brought on behalf of investors in the Partnership who purchased limited partnership interests from May 7, 1984 to September 17, 1985. The Second Amended Petition alleges breach of contract, intentional and negligent misrepresentation, breach of fiduciary duties, and violations of various Oklahoma and federal statutes in connection with the sale of the limited partnership interests. Plaintiff seeks unspecified compensatory damages and $10 million in punitive damages.

    Damson/Birtcher Partners and the related defendants removed the case to the United States District Court for the Western District of Oklahoma, and filed a motion to dismiss the case for lack of personal jurisdiction or, alternatively, to transfer the action to the United States District Court for the Central District of California, for the convenience of the parties and witnesses and in the interests of justice. Plaintiff moved to remand the case back to the Oklahoma state court. The court denied plaintiff's motion for removal, and took defendant's motion to dismiss or transfer under submission pending receipt of additional information the court ordered plaintiff to provide. On March 29, 2000, the court entered its order granting defendant's motion to dismiss the case for lack of personal jurisdiction, and dismissing the case.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 1. LEGAL PROCEEDINGS (Cont'd.)

    Madison Partnership and ISA Partnership Litigation

    Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee. The Partnership moved to stay or dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. The court granted the Partnership's motion and ordered a stay of the litigation pending re-evaluation at a May 19, 2000 status conference. Plaintiffs have filed a motion to lift the stay, which is set for hearing on May 19, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            27 - Financial Data Schedule

        (b) Reports on Form 8-K:

            None filed in the quarter ended March 31, 2000.

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


By: DAMSON/BIRTCHER PARTNERS      By: BIRTCHER PARTNERS,
    (General Partner)                 a California general partnership

                                      By: BIRTCHER INVESTMENTS,
                                          a California general partnership,
                                          General Partner of Birtcher Partners

                                          By: BIRTCHER LIMITED,
                                              a California limited partnership,
                                              General Partner of Birtcher
                                              Investments

                                              By: BREICORP,
                                                  a California corporation,
                                                  formerly known as Birtcher
                                                  Real Estate Inc., General
                                                  Partner of Birtcher Limited

Date: May 15, 2000                                By: /s/ Robert M. Anderson
                                                      --------------------------
                                                      Robert M. Anderson
                                                      Executive Director
                                                      BREICORP

                                  By: LF Special Fund II, L.P.,
                                      a California limited partnership

                                      By: Liquidity Fund Asset Management, Inc.,
                                          a California corporation, General
                                          Partner of LF Special Fund II, L.P.

Date: May 15, 2000                        By: /s/ Brent R. Donaldson
                                              ----------------------------------
                                              Brent R. Donaldson
                                              President
                                              Liquidity Fund Asset Management,
                                              Inc.

                                  EXHIBIT INDEX


             EXHIBIT
             NUMBER                DESCRIPTION
             -------               -----------

               27             Financial Data Schedule