Form 10-Q
period 2000-06-30
DAMSON BIRTCHER REALTY INCOME FUND I
filed 2000-08-11
CIK 745932

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended               June 30, 2000
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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                      INDEX

                                                                             Page
                                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Net Assets in Liquidation - June 30, 2000
         (Unaudited)and December 31, 1999 (Audited)........................    3

         Statements of Changes of Net Assets in Liquidation -
         Three and Six Months Ended June 30, 2000 and 1999 (Unaudited).....    4

         Notes to Financial Statements (Unaudited).........................    5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................   12

Item 3.  Quantitative and Qualitative Market Risk Disclosures..............   18


PART II. OTHER INFORMATION.................................................   18

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                               June 30,       December 31,
                                                 2000            1999
                                              ----------      -----------
                                             (unaudited)
ASSETS (Liquidation Basis):
---------------------------

Properties                                    $       --      $ 5,980,000
Cash and cash equivalents                      7,115,000       10,137,000
Cash held in escrow                              301,000          512,000
Accounts receivable, net                          33,000           18,000
Other assets                                      33,000           38,000
                                              ----------      -----------

    Total Assets                               7,482,000       16,685,000
                                              ----------      -----------

LIABILITIES (Liquidation Basis):
--------------------------------

Accounts payable and accrued liabilities          31,000          134,000
Accrued expenses for liquidation                 242,000          429,000
                                              ----------      -----------

    Total Liabilities                            273,000          563,000
                                              ----------      -----------

Net Assets in Liquidation                     $7,209,000      $16,122,000
                                              ==========      ===========


The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                       Three Months Ended                 Six Months Ended
                                                            June 30,                          June 30,
                                                 ----------------------------       ----------------------------
                                                    2000             1999               2000            1999
                                                 -----------     ------------       ------------    ------------
Net assets in liquidation at beginning
  of period                                      $ 7,117,000     $ 30,926,000       $ 16,122,000    $ 30,796,000

Increase (decrease) during period:
  Operating activities:
    Property operating income (loss), net            (62,000)         800,000           (144,000)      1,466,000
    Interest income                                   42,000            3,000            144,000           7,000
    General and administrative expenses                   --         (244,000)                --        (451,000)
    Interest expense on mortgage payable                  --          (55,000)                --        (111,000)
    Leasing commissions                                   --          (55,000)                --         (66,000)
                                                 -----------     ------------       ------------    ------------

                                                     (20,000)         449,000                 --         845,000
                                                 -----------     ------------       ------------    ------------

  Liquidating activities:
    Gain on sale of real estate                      151,000               --            151,000              --
    Liquidation expenses                             (39,000)              --            (64,000)             --
    Adjustment to the carrying value
      of real estate                                      --       (1,717,000)                --      (1,717,000)
    Distributions to partners                             --         (314,000)        (9,000,000)       (580,000)
                                                 -----------     ------------       ------------    ------------

                                                     112,000       (2,031,000)        (8,913,000)     (2,297,000)
                                                 -----------     ------------       ------------    ------------

Net increase (decrease) in assets
  in liquidation                                      92,000       (1,582,000)        (8,913,000)     (1,452,000)
                                                 -----------     ------------       ------------    ------------

Net assets in liquidation at end of period       $ 7,209,000     $ 29,344,000       $  7,209,000    $ 29,344,000
                                                 ===========     ============       ============    ============


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

         Sale of the Properties

         The Partnership sold five of its six remaining properties during the year ended December 31, 1999. The Partnership's sold Terracentre, its last property, on May 31, 2000 (see Note 5).

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

         Rental income from FISERV, Inc. (formerly d.b.a. Citicorp CIR, Inc.) totaled $255,000 for the three months ended June 30, 1999, or approximately 18% of the Partnership's total rental income. For the six months ended June 30 1999, such rental income amounted to $516,000 or 19% of the Partnership's total rental income. Oakpointe Business Center, which FISERV, Inc. formerly occupied was sold in September 1999.

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

(2)      Transactions with Affiliates

         The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended June 30, 2000 and 1999, the Partnership incurred approximately $49,000 and $52,000, respectively. Such costs were $62,000 and $85,000 for the six months there ended.

         An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 3% of the gross receipts from the properties under management. Such fees amounted to approximately $4,000 and $42,000 for the three months ended June 30, 2000 and 1999 and $10,000 and $85,000 for the six months there ended. In addition, an affiliate of the General Partner received $21,000 and $85,000 for

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)      Transactions with Affiliates (Cont'd.)

         the three months ended June 30, 2000 and 1999, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs. For the six months there ended, such reimbursements were $43,000 and $171,000, respectively.

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

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .35% for 2000 and .45% for 1999 of the aggregate appraised value of the Partnership's properties. Appraised value was determined by the General Partner's estimate of fair value. Such fees for the three months ended June 30, 2000 and 1999, amounted to $9,000 and $39,000, respectively. For the six months there ended, such fees were $9,000 and $79,000, respectively. Since the Partnership has sold all of its properties, the Partnership no longer pays an asset management fee.

         The amended Partnership Agreement provides for the Partnership's payment to the General Partner of a property disposition fee if and to the extent that the sale price of the property in question, net of any brokerage commissions (but not other costs of sale), exceeds the appraised value of the property as of January 1993. For the three and six months ended June 30, 2000, a fee of $130,000 was earned and paid on the sale of Terracentre.

         In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended June 30, 2000 and 1999, amounted to $0 and $17,000, respectively. For the six months there ended, such fees were $0 and $18,000, respectively.

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

         Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson, the Partnership, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III, alleging breach of fiduciary duty, breach of contract, and a derivative claim for breach of fiduciary duty. Defendants have answered the First Amended Complaint.

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

         L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent
         R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee. The Partnership moved to stay or dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. The court granted the Partnership's motion and ordered a stay of the litigation pending re-evaluation at a May 23, 2000 status conference. The court lifted the stay on May 23, 2000. Plaintiffs have initiated document discovery. A status conference is currently scheduled for September 8, 2000.

(4)      Accrued Expenses for Liquidation

         Accrued expenses for liquidation as of June 30, 2000, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance. During the three months ended June 30, 2000, the Partnership incurred $153,000 of such expenses. At June 30, 2000, the General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly increased by an additional $39,000 to reflect the revised estimates.

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

(5)      Gain on Sale of Real Estate

         On May 31, 2000, the Partnership sold Terracentre, in Denver, Colorado to Robert E. Collawn ("Collawn"), a Denver real estate developer and operator, for $6,500,000. The Partnership realized a gain on the sale of $151,000, in excess of its carrying value, after deducting for closing costs and prorations totaling

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENT - UNAUDITED (Cont'd.)

(5)      Gain on Sale of Real Estate (Cont'd.)

         approximately $294,000. Collawn is not affiliated in any way with the Partnership, its General Partner or the General Partner's affiliates.

         The Partnership was represented by a third-party broker in the transaction. The broker was paid $227,500 from the sale proceeds. The General Partner earned and was paid a disposition fee of $130,000 in connection with the transaction. Collawn will not hire the General Partner or any affiliate to perform asset management or property management services for this property.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         Since the completion of its acquisition program in September 1985, the Partnership has been engaged in the operation of its properties. The Partnership's original objective had been to hold its properties as long-term investments. However, an Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993 which constituted at least one half of the aggregate appraised values of all Partnership properties as of that date were not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, as of December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment. In a Consent Solicitation dated February 18, 1997, the Partnership solicited and received the consent of the Limited Partners on March 14, 1997 to dissolve the Partnership and sell and liquidate all of its remaining properties as soon as practicable, consistent with selling the Partnership's properties to the best advantage under the circumstances. The Partnership's properties were held for sale throughout 1999 and five of its six remaining properties were sold by year-end. The Partnership's remaining property was sold on May 31, 2000.

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

         Sale of the Properties

         During the three month period ended September 30, 1999, the Partnership sold four of its six properties in two separate transactions, and subsequently sold The Cornerstone on October 15, 1999 and Terracentre on May 31, 2000, as set forth below:

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

         On May 31, 2000, the Partnership sold Terracentre, in Denver, Colorado to Robert E. Collawn ("Collawn"), a Denver real estate developer and operator, for $6,500,000. Collawn is not affiliated in any way with the Partnership, its General Partner or the General Partner's affiliates.

         The Partnership was represented by a third-party broker in the transaction. The broker was paid $227,500 from the sale proceeds. The General Partner earned and was paid a disposition fee of $130,000 in connection with the transaction. Collawn did not hire the General Partner or any affiliate to perform asset management or property management services for this property.

         The Partnership realized approximately $6,206,000, in cash proceeds from the sale of Terracentre, after deducting for closing costs and prorations totaling approximately $294,000.

         Other Matters

         Regular distributions through the year ended December 31, 1999, represented net cash flow generated from the operation of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. On December 8, 1999, the Partnership made a special distribution of $13,300,000, representing a portion of the proceeds from the sale of five of its six remaining properties. Another special distribution of $9,000,000 was made on March 1, 2000. This last special distribution arose out of discussions with the named plaintiffs and their lawyers in the purported class action lawsuits. It represents the culmination of further, private discussions with representatives of Grape Investors, the holder of the largest investor position in the Partnership. Grape Investors has agreed that for a period of 24 months, it will not involve itself in any way or support any effort to seek, or cause anyone else to seek, the addition of new general partners, the appointment of a receiver, or the removal of the General Partner. Grape Investors also has agreed to either abstain or vote against any such action or proposal.

         As of May 31, 2000, the Partnership has sold all of its operating properties. Two lawsuits remain pending against the Partnership and its General Partner and certain of its affiliates that seek, among other things, unspecified monetary damages. Since these cases are in the preliminary discovery phase, there is unavoidable uncertainty regarding their ultimate resolution. The Partnership

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Liquidity and Capital Resources (Cont'd.)

         Other Matters (Cont'd.)

         Agreement mandates that the General Partner provide for all of the Partnership's liabilities and obligations, including contingent liabilities, before distributing liquidation proceeds to its partners. Therefore, the amount and timing of any distribution of liquidation proceeds will be determined by the General Partner in light of these and other relevant considerations. Due to these uncertainties, it is possible that future distributions may be limited to a liquidating distribution upon Partnership wind down should funds be available at that time.

         Year 2000

         As of December 31, 1999, the Partnership's accounting systems and the investor services system used to track the limited partners' interests, distributions and tax information were tested and appeared to be free of year 2000 bugs. The Partnership's remaining property was also reviewed utilizing the Building Owners and Managers Association ("BOMA") industry standards as a guideline for necessary corrections and those corrections were successful. As of June 30, 2000, the Partnership did not experience any significant issues or problems relating to year 2000. The cost of the Partnership's accounting systems upgrade was borne by the General Partner and was not reimbursed by the Partnership.

         Results of Operations for the Three Months Ended June 30, 2000

         Because the Partnership has been liquidating its assets, a quarter-to-quarter comparison of the results of operations is not practical. As the Partnership's assets (properties) were sold, the results of operations have been generated from a smaller asset base, and therefore are not comparable. The Partnership completed the sale of five of its six remaining properties in three separate transactions during 1999 and sold its last property on May 31, 2000. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

         For the three months ended June 30, 2000, the Partnership incurred an $62,000 net operating loss from the operation of its remaining property. The loss, when compared to the property operating income of $800,000 for the three months ended June 30, 1999, was primarily attributable to the sale of five of the Partnership's properties in September and October 1999 and the sale of Terracentre in May 2000.

         Interest income resulted from the temporary investment of Partnership working capital. For the three months ended June 30, 2000, interest income was approximately $42,000. The increase in interest income was reflective of the increased cash and cash equivalent balances that were generated from the sale of the properties.

         Accrued expenses for liquidation as of June 30, 2000, include estimates of costs

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

         Results of Operations for the Three Months Ended June 30, 2000
         (Cont'd.)

         to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, and other professional services. During the three months ended June 30, 2000, the Partnership incurred $153,000 of such expenses. At June 30, 2000, the General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly increased by an additional $39,000 to reflect the revised estimates. The allowance for accrued expenses for liquidation does not, however, reflect any costs of the ongoing litigation due to the uncertainty associated with those matters.

         Liquidation expenses incurred for the three months ended June 30, 2000, include charges of $58,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership and operating the Partnership's properties. Also included in liquidation expenses incurred for the three months ended June 30, 2000, are direct charges of $66,000, relating to audit fees, tax preparation fees, legal fees and professional services, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

         Interest expense in 1999 resulted from interest on the first deed of trust on Certified Distribution Center. That mortgage was retired on September 23, 1999 with the sale of Certified Distribution Center to Rubin Pachulsky Dew.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

         As of June 30, 2000, the Partnership had cash equivalents of $6,933,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

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

         In March 2000, defendants informed the Court and plaintiff that they would bring a Motion for Summary Judgment against the named plaintiff based upon the allegations set forth in plaintiff's complaint. On April 14, 2000, Bigelow/Diversified Secondary Partnership Fund 1990 filed a First Amended Class Action and Derivative Complaint against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Properties, Birtcher Ltd., Birtcher Investments, BREICORP, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Liquidity Fund Asset Management, Inc., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson, the Partnership, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III, alleging breach of fiduciary duty, breach of contract, and a derivative claim for breach of fiduciary duty. Defendants have answered the First Amended Complaint.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 1.  LEGAL PROCEEDINGS (Cont'd.)

         Madison Partnership and ISA Partnership Litigation

         Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee. The Partnership moved to stay or dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. The court granted the Partnership's motion and ordered a stay of the litigation pending re-evaluation at a May 23, 2000 status conference. The court lifted the stay on May 23, 2000. Plaintiffs have initiated document discovery. A status conference is currently scheduled for September 8, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  27 - Financial Data Schedule

         (b)      Reports on Form 8-K:

                  Form 8-K filed on June 13, 2000 reporting the sale of Terracentre, incorporated herein by reference.

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


By: DAMSON/BIRTCHER PARTNERS                          By: BIRTCHER PARTNERS,
    (General Partner)                                     a California general partnership

                                                                  By: BIRTCHER INVESTMENTS,
                                                                      a California general partnership,
                                                                      General Partner of Birtcher Partners

                                                                      By: BIRTCHER LIMITED,
                                                                          a California limited partnership,
                                                                          General Partner of Birtcher Investments

                                                                          By: BREICORP,
                                                                              a California corporation,
                                                                              formerly known as Birtcher
                                                                              Real Estate Inc., General
                                                                              Partner of Birtcher Limited

Date: August 11, 2000                                                         By:   /s/Robert M. Anderson
                                                                                    -------------------------
                                                                                    Robert M. Anderson
                                                                                    Executive Director
                                                                                    BREICORP

                                                            By: LF Special Fund II, L.P.,
                                                                a California limited partnership

                                                                By: Liquidity Fund Asset Management, Inc.,
                                                                    a California corporation, General
                                                                    Partner of LF Special Fund II, L.P.

Date: August 11, 2000                                               By: /s/ Brent R. Donaldson
                                                                        -------------------------------------
                                                                        Brent R. Donaldson
                                                                        President
                                                                        Liquidity Fund Asset Management, Inc.

                                 EXHIBIT INDEX


    Exhibit
    Number                Description
    -------               -----------

      27            Financial Data Schedule