Form 10-Q
period 2000-09-30
DAMSON BIRTCHER REALTY INCOME FUND I
filed 2000-11-14
CIK 745932

\                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              September 30, 2000
                   ------------------------------------------------------------


Commission file number                0-13563
                       --------------------------------------------------------


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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                      INDEX


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Net Assets in Liquidation - September 30, 2000
         (Unaudited)and December 31, 1999 (Audited).......................   3

         Statements of Changes of Net Assets in Liquidation -
         Three and Nine Months Ended September 30, 2000 and
         1999 (Unaudited).................................................   4

         Notes to Financial Statements (Unaudited)........................   5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................  12

Item 3.  Quantitative and Qualitative Market Risk Disclosures.............  18

PART II. OTHER INFORMATION................................................  18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                September 30,     December 31,
                                                    2000              1999
                                                -----------       -----------
                                                (unaudited)
ASSETS (Liquidation Basis):

Properties                                      $       --        $ 5,980,000
Cash and cash equivalents                        7,331,000         10,137,000
Cash held in escrow                                118,000            512,000
Receivables, net                                    36,000             18,000
Other assets                                        33,000             38,000
                                                ----------        -----------
    Total Assets                                 7,518,000         16,685,000
                                                ----------        -----------

LIABILITIES (Liquidation Basis):

Accounts payable and accrued liabilities            50,000            134,000
Accrued expenses for liquidation                   273,000            429,000
                                                ----------        -----------
    Total Liabilities                              323,000            563,000
                                                ----------        -----------
Net Assets in Liquidation                       $7,195,000        $16,122,000
                                                ==========        ===========

   The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                     Three Months Ended                         Nine Months Ended
                                                       September 30,                             September 30,
                                              --------------------------------         ---------------------------------
                                                  2000                1999                  2000                1999
                                              -----------         ------------         ------------         ------------
Net assets in liquidation
  at beginning of period                      $ 7,209,000         $ 29,344,000         $ 16,122,000         $ 30,796,000
Increase (decrease) during period:
  Operating activities:
    Property operating income (loss), net              --              979,000             (144,000)           2,445,000
    Interest income                               116,000               36,000              260,000               43,000
    General and administrative expenses                --             (252,000)                  --             (704,000)
    Interest expense on mortgage payable               --              (49,000)                  --             (160,000)
    Leasing commissions                                --              (13,000)                  --              (78,000)
    Other expense, net                            (13,000)                  --              (13,000)                  --
                                              -----------         ------------         ------------         ------------
                                                  103,000              701,000              103,000            1,546,000
                                              -----------         ------------         ------------         ------------

  Liquidating activities:
    Gain (Loss) on sale of real estate                 --             (425,000)             151,000             (425,000)
    Liquidation expenses                         (117,000)             316,000             (181,000)             316,000
    Adjustment to the carrying
      value of real estate                             --                   --                   --           (1,717,000)
    Distributions to partners                          --             (344,000)          (9,000,000)            (924,000)
                                              -----------         ------------         ------------         ------------
                                                 (117,000)            (453,000)          (9,030,000)          (2,750,000)
                                              -----------         ------------         ------------         ------------

Net increase (decrease) in assets
  in liquidation                                  (14,000)             248,000           (8,927,000)          (1,204,000)
                                              -----------         ------------         ------------         ------------
Net assets in liquidation at
  end of period                               $ 7,195,000         $ 29,592,000         $  7,195,000         $ 29,592,000
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

     Rental income from FISERV, Inc. (formerly d.b.a. Citicorp CIR, Inc.) totaled $160,000 for the three months ended September 30, 1999, or approximately 16% of the Partnership's total rental income. For the nine months ended September 30 1999, such rental income amounted to $470,000 or 12% of the Partnership's total rental income. Oakpointe Business Center, which FISERV, Inc. formerly occupied was sold in September 1999.

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

(2)  Transactions with Affiliates

     The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended September 30, 2000 and 1999, the Partnership incurred approximately $9,000 and $26,000, respectively. Such costs were $71,000 and $112,000 for the nine months there ended.

     An affiliate of the General Partner provides property management services with respect to the Partnership's properties and receives a fee for such services not to exceed 3% of the gross receipts from the properties under management. Such fees amounted to approximately $0 and $37,000 for the three months ended September 30, 2000 and 1999 and $10,000 and $122,000 for the nine months there ended. In addition, an affiliate of the General Partner received $3,000 and $71,000 for the three months ended September 30, 2000 and 1999, respectively, as

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)  Transactions with Affiliates (Cont'd.)

     reimbursement of costs of on-site property management personnel and other reimbursable costs. For the nine months there ended, such reimbursements were $46,000 and $242,000, respectively.

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

     The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .35% for 2000 and .45% for 1999 of the aggregate appraised value of the Partnership's properties. Appraised value was determined by the General Partner's estimate of fair value. Such fees for the three months ended September 30, 2000 and 1999, amounted to $0 and $37,000, respectively. For the nine months there ended, such fees were $9,000 and $116,000, respectively. Since the Partnership has sold all of its properties, the Partnership no longer pays an asset management fee.

     The amended Partnership Agreement provides for the Partnership's payment to the General Partner of a property disposition fee if and to the extent that the sale price of the property in question, net of any brokerage commissions (but not other costs of sale), exceeds the appraised value of the property as of January 1993. For the nine months ended September 30, 2000, a fee of $130,000 was earned and paid on the sale of Terracentre. For the nine months ended September 20, 1999, a fee of $98,750 was earned and paid on the sale of Washington Technical Center.

     In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of leases. Fees for leasing services for the three months ended September 30, 2000 and 1999, amounted to $0 and $2,000, respectively. For the nine months there ended, such fees were $0 and $20,000, respectively.

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

     L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee. The Partnership moved to stay or dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. The court granted the Partnership's motion and ordered a stay of the litigation pending re-evaluation at a May 23, 2000 status conference. The court lifted the stay on May 23, 2000. Plaintiffs have initiated document discovery. Plaintiffs have moved to certify the class and the parties are engaged in discovery regarding class certification. The motion to certify the class is currently scheduled to be heard on December 14, 2000.

(4)  Accrued Expenses for Liquidation

     Accrued expenses for liquidation as of September 30, 2000, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance. During the three months ended September 30, 2000, the Partnership incurred $86,000 of such expenses. At September 30, 2000, the General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly increased by an additional $117,000 to reflect the revised estimates. The increase was primarily the result of attorney fees incurred to date in association with the litigation.

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

     $6,500,000. The Partnership realized a gain on the sale of $151,000, in excess of its carrying value, after deducting for closing costs and prorations totaling approximately $294,000. Collawn is not affiliated in any way with the Partnership, its General Partner or the General Partner's affiliates.

     The Partnership was represented by a third-party broker in the transaction. The broker was paid $227,500 from the sale proceeds. The General Partner earned and was paid a disposition fee of $130,000 in connection with the transaction. Collawn will not hire the General Partner or any affiliate to perform asset management or property management services for this property.

(6)  Subsequent Event

     On October 19, 2000, Grape Investors, LLC ("Grape"), the holder of 7.94% of the limited partnership interests of the Partnership, settled its portion of the purported class action lawsuits entitled "Bigelow/Diversified Secondary Partnerships Fund 1990 Litigation" and "Madison Partnership and ISA Partnership Litigation". In exchange for a complete settlement and release from Grape, the Partnership paid Grape its pro rata share of the proceeds available for distribution from the liquidation of the Partnership's properties. Grape's final distribution was $576,000, or approximately $75 per $1,000 of original investment. The General Partner also paid $1.00 for all of Grape's interest in the Partnership.

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

     Other Matters

     Regular distributions through the year ended December 31, 1999, represented net cash flow generated from the operation of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. On December 8, 1999, the Partnership made a special distribution of $13,300,000, representing a portion of the proceeds from the sale of five of its six remaining properties. Another special distribution of $9,000,000 was made on March 1, 2000. This last special distribution arose out of discussions with the named plaintiffs and their lawyers in the purported class action lawsuits. It represents the culmination of further, private discussions with representatives of Grape Investors, LLC ("Grape"), the holder of the largest investor position in the Partnership (approximately 7.94% of the limited partnership interests). Grape Investors agreed that for a period of 24 months, it will not involve itself in any way or support any effort to seek, or cause anyone else to seek, the addition of new general partners, the appointment of a receiver, or the removal of the General Partner. Grape Investors also has agreed to either abstain or vote against any such action or proposal.

     On October 19, 2000, Grape settled its portion of the purported class action lawsuits entitled "Bigelow/Diversified Secondary Partnerships Fund 1990 Litigation" and "Madison Partnership and ISA Partnership Litigation". In exchange for a complete settlement and release from Grape, the Partnership paid Grape its pro rata share of the proceeds available for distribution from the liquidation of the

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

     Liquidity and Capital Resources (Cont'd.)

     Other Matters (Cont'd.)

     Partnership's properties. Grape's final distribution was $576,000, or approximately $75 per $1,000 of original investment. The General Partner also paid $1.00 for all of Grape's interest in the Partnership.

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

     Year 2000

     As of December 31, 1999, the Partnership's accounting systems and the investor services system used to track the limited partners' interests, distributions and tax information were tested and appeared to be free of year 2000 bugs. The Partnership's remaining property was also reviewed utilizing the Building Owners and Managers Association ("BOMA") industry standards as a guideline for necessary corrections and those corrections were successful. As of September 30, 2000, the Partnership did not experience any significant issues or problems relating to year 2000. The cost of the Partnership's accounting systems upgrade was borne by the General Partner and was not reimbursed by the Partnership.

     Results of Operations for the Three Months Ended September 30, 2000

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

     Interest income resulted from the temporary investment of Partnership working capital. For the three months ended September 30, 2000, interest income was approximately $116,000. The increase in interest income was reflective of the increased cash and cash equivalent balances that were generated from the sale of the properties and are being held in reserve.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

     Results of Operations for the Three Months Ended September 30, 2000
     (Cont'd.)

     Accrued expenses for liquidation as of September 30, 2000, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, and other professional services. During the three months ended September 30, 2000, the Partnership incurred $86,000 of such expenses. At September 30, 2000, the General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly increased by an additional $117,000 to reflect the revised estimates. The increase was primarily the result of attorney fees incurred to date in association with the litigation. The allowance for accrued expenses for liquidation does not, however, reflect any future costs of the ongoing litigation due to the uncertainty associated with those matters.

     Liquidation expenses incurred for the three months ended September 30, 2000, include charges of $9,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership. Also included in liquidation expenses incurred for the three months ended September 30, 2000, are direct charges of $77,000, relating to audit fees, tax preparation fees, legal fees and professional services, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

     Interest expense in 1999 resulted from interest on the first deed of trust on Certified Distribution Center. That mortgage was retired on September 23, 1999 with the sale of Certified Distribution Center to Rubin Pachulsky Dew.

     Other expense for the three and nine months ended September 30, 2000, resulted from the write off of several miscellaneous uncollectable tenant receivables ($7,000) and other minor expenses.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

     As of September 30, 2000, the Partnership had cash equivalents of $7,033,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

ITEM 1. LEGAL PROCEEDINGS (Cont'd.)

     Madison Partnership and ISA Partnership Litigation

     On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee. The Partnership moved to stay or dismiss the case on the grounds that the pending Bigelow class action, discussed above, raises essentially the same claims. The court granted the Partnership's motion and ordered a stay of the litigation pending re-evaluation at a May 23, 2000 status conference. The court lifted the stay on May 23, 2000. Plaintiffs have initiated document discovery. Plaintiffs have moved to certify the class and the parties are engaged in discovery regarding class certification. The motion to certify the class is currently scheduled to be heard on December 14, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27 - Financial Data Schedule

     (b) Reports on Form 8-K:

         None filed during the three months ended September 30, 2000.

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


By: DAMSON/BIRTCHER PARTNERS        By: BIRTCHER PARTNERS,
    (General Partner)                   a California general partnership

                                        By: BIRTCHER INVESTMENTS,
                                            a California general partnership,
                                            General Partner of Birtcher Partners

                                            By: BIRTCHER LIMITED,
                                                a California limited
                                                partnership, General Partner of
                                                Birtcher Investments

                                                By: BREICORP,
                                                    a California corporation,
                                                    formerly known as Birtcher
                                                    Real Estate Inc., General
                                                    Partner of Birtcher Limited

Date: November 13, 2000                             By: /s/ Robert M. Anderson
                                                        ------------------------
                                                            Robert M. Anderson
                                                            Executive Director
                                                            BREICORP

                                    By: LF Special Fund II, L.P.,
                                        a California limited partnership

                                        By: Liquidity Fund Asset Management,
                                            Inc., a California corporation,
                                            General Partner of LF Special
                                            Fund II, L.P.

Date: November 13, 2000                     By: /s/ Brent R. Donaldson
                                                --------------------------------
                                                    Brent R. Donaldson
                                                    President
                                                    Liquidity Fund Asset
                                                    Management, Inc.

                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER                  DESCRIPTION
          -------                 -----------

            27              Financial Data Schedule