Form 10-K
period 2000-12-31
DAMSON BIRTCHER REALTY INCOME FUND I
filed 2001-04-02
CIK 745932

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000       COMMISSION FILE NUMBER 0-13563
                                                                         -------

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

             (Exact name of registrant as specified in its charter)

          Pennsylvania                                          13-3264491
--------------------------------                             ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

27611 La Paz Road, Laguna Niguel, California                      92656
--------------------------------------------                    ---------
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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

         ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000


                                      INDEX

                                                                                   Page
PART I

         Item 1.    Business....................................................     3
         Item 2.    Property....................................................     5
         Item 3.    Legal Proceedings...........................................     5
         Item 4.    Submission of Matters to a Vote of
                      Security Holders..........................................     8

PART II

         Item 5.    Market for the Registrant's Limited Partnership
                      Interests and Related Security Holder Matters.............     8
         Item 6.    Selected Financial Data.....................................    10
         Item 7.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.......................    11
         Item 7a.   Quantitative and Qualitative Market Risk Disclosures........    21
         Item 8.    Financial Statements and Supplementary Data.................   F-1
         Item 9.    Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure.......................    22

PART III

         Item 10.   Directors and Executive Officers of the Registrant..........    22
         Item 11.   Executive Compensation......................................    22
         Item 12.   Security Ownership of Certain Beneficial Owners
                      and Management............................................    23
         Item 13.   Certain Relationships and Related Transactions..............    23

PART IV

         Item 14.   Exhibits and Reports on Form 8-K............................    24
                    Signatures..................................................    26

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


                                     PART I

Item 1. Business

Damson/Birtcher Realty Income Fund-I (the "Partnership") is a limited partnership formed on May 7, 1984, under the laws of the Commonwealth of Pennsylvania. The General Partner of the Partnership is Damson/Birtcher Partners, a general partnership consisting of LF Special Fund II, L.P., a California limited partnership and Birtcher Partners, a California general partnership. The Partnership was engaged in the business of operating income-producing office buildings, research and development facilities, shopping centers and other commercial or industrial properties acquired by the Partnership in 1984 and 1985. Each of the Partnership's properties was specified in its prospectus (Commission File No. 2-91065) dated June 22, 1985, as amended.

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

The Partnership's objectives in operating the properties were: (i) to make regular quarterly cash distributions to the Partners, of which a portion would be tax sheltered; (ii) to achieve capital appreciation over a holding period of at least five years; and (iii) to preserve and protect the Partnership's capital. An Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993, which constituted at least one-half of the aggregate appraised values of all Partnership properties as of that date, were not sold or under contract for sale by the end of 1996.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 1. Business (Cont'd.)

Given the mandate of the May 5, 1993 Information Statement, the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment as of December 31, 1995. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see Note 1 to the Financial Statements in Item 8), the carrying value of the properties was evaluated to ensure that each property was carried on the Partnership's balance sheets at the lower of cost or fair value, less estimated selling costs. Accordingly, the General Partner compared the carrying value of each property to its appraised value as of January 1, 1996. Where the carrying value of a property and certain related assets was greater than its appraised value less estimated selling costs, the General Partner reduced the carrying value of the property by the difference.

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

On April 30, 1999, the Partnership and Praedium Performance Fund IV ("Praedium") executed a Purchase and Sale Agreement to sell all of the

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 1. Business (Cont'd.)

Partnership's properties except Terracentre to Praedium for $31,700,000. Praedium deposited $243,100 into escrow, pending completion of its due diligence inspection and review. Praedium's contingency period expired on June 14, 1999. During and after the contingency period, Praedium, in a series of negotiations with the Partnership, sought reductions in the purchase price of each of the properties and declined to include The Cornerstone, Ladera-I and Certified in its offers. During this time, the General Partner negotiated with Praedium, and also sought other purchasers for the properties, both individually and as a group. Finally, in late July 1999, the Partnership declined Praedium's offer to purchase only The Cornerstone, Oakpointe and Washington Tech for a materially reduced purchase price and terminated its dealings with Praedium.

The Partnership subsequently sold five of its six remaining properties in three separate transactions in September and October 1999 and sold its last property on May 31, 2000. See Capital Resources and Liquidity in Item 7 for further discussion.

Through 1999, the Partnership derived most of its revenue from rental income. FIserv, Inc. ("FIserv", formerly d.b.a. Citicorp CIR, Inc.) represented a significant portion of such income. Rental income from FIserv totaled $736,000 in 1999 and $937,000 in 1998, or approximately 17%, and 16%, respectively, of the Partnership's total rental income.

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

Item 2. PROPERTY

As of December 31, 2000, all of the Partnership's properties have been sold.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 3. LEGAL PROCEEDINGS (Cont'd.)

Bigelow Diversified Secondary Partnership Fund 1990 litigation (Cont'd.)

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

In March 2000, defendants informed the Court and plaintiff that they would bring a Motion for Summary Judgment against the named plaintiff based upon the allegations set forth in plaintiff's complaint. On April 4, 2000, Bigelow/Diversified Secondary Partnership Fund 1990 filed a First Amended Class Action and Derivative Complaint against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Properties, Birtcher Ltd., Birtcher Investments, BREICORP, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Liquidity Fund Asset Management, Inc., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson, the Partnership, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III, alleging breach of fiduciary duty, breach of contract, and a derivative claim for breach of fiduciary duty. Defendants have answered the First Amended Complaint. Plaintiff has engaged in preliminary discovery.

On October 27, 2000, defendants sought permission of the court to communicate an offer to settle to individual limited partners of the Partnership. Plaintiff's counsel opposed that motion. On December 4, 2000, the court ruled that defendants could communicate an offer to settle to individual limited partners.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 3. LEGAL PROCEEDINGS (Cont'd.)

Bigelow Diversified Secondary Partnership Fund 1990 litigation (Cont'd.)

Thereafter, on December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle this lawsuit and all other claims (including the Madison Partnership Liquidity Investors Litigation referenced below) for payment of each settling limited partner's pro rata share of the proceeds available for distribution from liquidation of the Partnership's properties (approximately $75 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 47% of the interests (including the Grape Settlement, see Item 5) in the Partnership settled on these terms.

On March 6, 2001, all of the defendants other than the Partnership and the general partners filed a motion to be dismissed from the case. The court has not yet set a hearing date for this motion.

Rex Garton, et al. v. Damson/Birtcher Partners, et al.

This action was filed on September 25, 1998 in the District Court of Oklahoma County for the State of Oklahoma against the Partnership's general partner, Damson/Birtcher Partners, other related defendants and numerous unrelated defendants. Damson/Birtcher Partners and other related defendants were brought into the action in late December 1998, when they were served with the Second Amended Petition. The other related defendants are Birtcher Partners, Birtcher Properties, The Birtcher Group, Birtcher American Properties, Arthur B. Birtcher, Ronald E. Birtcher, LF Special Fund II, L.P., and Liquidity Fund Asset Management Inc., but The Birtcher Group and Birtcher American Properties were served with process and did not appear in the action. The Partnership itself is not named as a defendant. The case was a class action brought on behalf of investors in the Partnership who purchased limited partnership interests from May 7, 1984 to September 17, 1985. The Second Amended Petition alleged breach of contract, intentional and negligent misrepresentation, breach of fiduciary duties, and violations of various Oklahoma and federal statutes in connection with the sale of the limited partnership interests. Plaintiff sought unspecified compensatory damages and $10 million in punitive damages.

Damson/Birtcher Partners and the related defendants removed the case to the United States District Court for the Western District of Oklahoma, and filed a motion to dismiss the case for lack of personal jurisdiction or, alternatively, to transfer the action to the United States District Court for the Central District of California, for the convenience of the parties and witnesses and in the interests of justice. Plaintiff moved to remand the case back to the Oklahoma state court. The court denied plaintiff's motion for removal, and took defendant's motion to dismiss or transfer under submission pending receipt of additional information the court ordered plaintiff to provide. On March 29, 2000, the court entered its order granting defendants' motion to dismiss the case for lack of personal jurisdiction, and dismissed the case.

Madison Partnership and ISA Partnership Litigation

On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 3. LEGAL PROCEEDINGS (Cont'd.)

Madison Partnership and ISA Partnership Litigation (Cont'd.)

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

On August 14, 2000, plaintiffs petitioned the court for an order certifying the action as a class action. Plaintiffs also asked the court to issue a writ mandating that the Partnership immediately distribute all liquidation proceeds to the limited partners. On December 19, 2000, the court denied both motions. The case is currently proceeding only as a derivative action.

As noted above, limited partners holding 47% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS (Cont'd.)

As of February 28, 2001, the number of holders of the Partnership's interests is as follows:

                     General Partner                           1
                     Limited Partners                      6,170
                                                           -----
                                                           6,171
                                                           =====

Through May 2000 (when operations ceased), the Partnership made quarterly cash distributions to its partners out of distributable cash, when available, pursuant to the Partnership's Agreement of Limited Partnership. Distributable cash from operations was generally paid 99% to the Limited Partners and 1% to the General Partner.

The Partnership has paid the following quarterly cash distributions to its Limited Partners:

CALENDAR
QUARTERS         2001           2000          1999           1998         1997         1996
==============================================================================================
First         $2,830,000     $9,000,000    $   263,000     $253,000     $253,000     $       0
Second                                0        311,000            0      253,000             0
Third                                 0        341,000            0      253,000       253,000
Fourth                          576,000     13,300,000      253,000      253,000     1,753,000

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

On October 19, 2000, Grape Investors, LLC ("Grape"), the holder of approximately 7.94% of the limited partnership interests of the Partnership, settled its portion of the purported class action lawsuits entitled "Bigelow/Diversified

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS (Cont'd.)

Secondary Partnerships Fund 1990 Litigation" and "Madison Partnership and ISA Partnership Litigation" (the "Grape Settlement"). In exchange for a complete settlement and release from Grape, the Partnership paid Grape its pro rata share of the proceeds available for distribution from the liquidation of the Partnership's properties. Grape's final distribution was $576,000, or approximately $75 per $1,000 of original investment. The General Partner also paid $1.00 for all of Grape's interest in the Partnership.

On December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle the "Bigelow/Diversified Secondary Partnerships Fund 1990 Litigation" and "Madison Partnership and ISA Partnership Litigation" and all other claims for payment of each settling limited partner's pro rata share of the proceeds available for distribution from liquidation of the Partnership's properties (approximately $75 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 47% (including the Grape Settlement) of the interests in the Partnership settled on these terms. The aggregate distribution in connection with the December 12, 2000 offer, which was reflected as an accrual at December 31, 2000, was approximately $2,830,000.

As of December 31, 2000, the Partnership has sold all of its operating properties. Due to the costs of defending and the uncertainty involved with the ongoing litigation, it is probable that future distributions will be limited to a liquidating distribution upon Partnership wind down, should funds be available at that time.

Item 6. SELECTED FINANCIAL DATA

                              PERIOD ENDED        YEAR ENDED
                               MARCH 31,         DECEMBER 31,
                                 1997               1996
                              ------------       ------------
Total Revenues                $ 1,489,000        $ 6,349,000
                              ===========        ===========
Net Income:
  General Partner             $     4,000        $     4,000
  Limited Partners                402,000            396,000
                              -----------        -----------
                              $   406,000        $   400,000
                              ===========        ===========
Total Distributions:
  General Partner             $     2,000        $     5,000
                              ===========        ===========
  Limited Partners            $   253,000        $ 2,006,000
                              ===========        ===========


                                      DECEMBER 31,
                                         1996
                                      ------------
Total Assets                          $36,482,000
                                      ===========

Secured Loan Payable                  $ 2,932,000
                                      ===========

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 6. SELECTED FINANCIAL DATA (Cont'd.)

The following summary of financial data is for the period since the Partnership adopted the liquidation basis of accounting.

                                                                                 PERIOD FROM
                                           YEARS ENDED                          APRIL 1, 1997
                           ---------------------------------------------          THROUGH
                              2000             1999             1998          DECEMBER 31, 1997
                           -----------      -----------      -----------      -----------------
Property Operating
  Income (Loss), net       $  (144,000)     $ 2,364,000      $ 3,337,000         $ 2,308,000
                           ===========      ===========      ===========         ===========
Distributions to
  Partners                 $12,406,000      $14,224,000      $   511,000         $   767,000
                           ===========      ===========      ===========         ===========
Net Assets in
  Liquidation              $ 3,162,000      $16,122,000      $30,796,000         $32,026,000
                           ===========      ===========      ===========         ===========

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Since the completion of its acquisition program in September 1985, the Partnership has been primarily engaged in the operation of its properties. The Partnership's original objective had been to hold its properties as long-term investments. However, an Information Statement, dated May 5, 1993, mandated that the General Partner seek a vote of the Limited Partners no later than December 31, 1996, regarding prompt liquidation of the Partnership in the event that properties with appraised values as of January 1993 which constituted at least one half of the aggregate appraised values of all Partnership properties as of that date were not sold or under contract for sale by the end of 1996. Given the mandate of the May 5, 1993 Information Statement, as of December 31, 1995, the General Partner decided to account for the Partnership's properties as assets held for sale, instead of for investment. In a Consent Solicitation dated February 18, 1997, the Partnership solicited and received the consent of the Limited Partners to dissolve the Partnership and sell and liquidate all of its remaining properties as soon as practicable, consistent with selling the Partnership's properties to the best advantage under the circumstances. The Partnership's properties were held for sale throughout 1997 and 1998. Five of the Partnership's six remaining properties were sold in 1999 and its last property was sold on May 31, 2000.

Working capital is and will be principally provided from the working capital reserve established by the General Partner.

The Partnership made no regular distributions during the year ended December 31, 2000. Regular distributions for the year ended December 31, 1999, represented net cash flow generated from the operation of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. On December 8, 1999, the Partnership made a special distribution of $13,300,000, representing a portion of the proceeds from the sale of five of its six remaining properties. Another special distribution of $9,000,000 was made on March 1, 2000. This last special distribution arose out

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

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

On October 19, 2000, Grape settled its portion of the purported class action lawsuits entitled "Bigelow/Diversified Secondary Partnerships Fund 1990 Litigation" and "Madison Partnership and ISA Partnership Litigation" (the "Grape Settlement"). In exchange for a complete settlement and release from Grape, the Partnership paid Grape its pro rata share of the proceeds available for distribution from the liquidation of the Partnership's properties. Grape's final distribution was $576,000, or approximately $75 per $1,000 of original investment. The General Partner also paid $1.00 for all of Grape's interest in the Partnership.

On December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle the "Bigelow/Diversified Secondary Partnerships Fund 1990 Litigation" and "Madison Partnership and ISA Partnership Litigation" and all other claims for payment of each settling limited partner's pro rata share of the proceeds available for distribution from liquidation of the Partnership's properties (approximately $75 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 47% (including the Grape Settlement) of the interests in the Partnership settled on these terms. The aggregate distribution in connection with the December 12, 2000 offer, which was reflected as an accrual at December 31, 2000, was approximately $2,830,000.

As of May 31, 2000, the Partnership had sold all of its operating properties. Two lawsuits remain pending against the Partnership and its General Partner and certain of its affiliates that seek, among other things, unspecified monetary damages. Since these cases are in the preliminary discovery phase, there is unavoidable uncertainty regarding their ultimate resolution. The Partnership Agreement mandates that the General Partner provide for all of the Partnership's liabilities and obligations, including contingent liabilities, before distributing liquidation proceeds to its partners. Therefore, the amount and timing of any distribution of liquidation proceeds will be determined by the General Partner in light of these and other relevant considerations. Due to these uncertainties, it is probable that future distributions will be limited to a liquidating distribution upon Partnership wind down should funds be available at that time.

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

In June 1993, the Partnership completed its solicitation of written consents from its Limited Partners. A majority in interest of the Partnership's Limited Partners approved each of the proposals contained in the Information Statement, dated May 5, 1993. Those proposals have been implemented by amending the Partnership Agreement as contemplated by the Information Statement. The amendments include, among other things, the payment of asset management and leasing fees to the General Partner and the elimination of the General Partner's residual interest and deferred leasing fees that were previously subordinated to return of the Limited Partners' 9% Preferential Return. See Item 8, Note 3 to the Financial Statements for discussion of fees paid to the General Partner for the years ended December 31, 2000, 1999 and 1998.

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

During the year ended December 31, 1999, the Partnership sold five of its six properties in four separate transactions, and on May 31, 2000 it sold its last property as set forth below:

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

The Rubin Pachulsky Dew Transaction (Cont'd.)

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

A portion of the proceeds from the sale of the properties to Rubin Pachulsky Dew continues to be held in escrow. A sum equal to two and one-half percent of the purchase price was held back as a potential source of payment for any claims that may arise related to a Partnership breach of certain representations and warranties related to the sale (released to the Partnership on September 26, 2000) and for any litigation costs that may arise (released to the Partnership on March 23, 2000). The remaining cash held in escrow relates to holdbacks for tenant improvements ($85,000) and a small amount ($1,000) is in dispute with the escrow company. The cash held in escrow was included in the calculation of loss on sale of real estate.

The Cornerstone

On October 15, 1999, Damson/Birtcher Realty Income Fund-I (the "Partnership") sold The Cornerstone shopping center, in Tempe, Arizona to GDA Real Estate Services, LLC ("GDA"), a Denver-based real estate developer and operator that is not affiliated in any way with the Partnership, its General Partner or the General Partner's affiliates, for a sale price of $8,500,000.

GDA was represented by two third-party brokers in the transaction. The brokers were paid $170,000 from the sale proceeds. The General Partner was not paid a disposition fee in connection with the transaction. GDA did not hire the General Partner or any affiliate to perform asset management or property management services for this property.

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

Terracentre (Cont'd.)

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

Given this mandate, the General Partner requested that the appraiser provide an assessment of value that reflected a shorter investment holding term. At that time, the General Partner did not know how long it would take to sell the

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

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

Since Terracentre was the Partnership's only remaining property and was under contract for sale at a price of $6,500,000, the General Partner adjusted the contract price to account for estimated selling costs and used $5,980,000 as its estimate of fair value as of January 1, 2000. There were no properties to value as of January 1, 2001.

Year 2000

As of December 31, 1999, the Partnership's accounting systems and the investor services system used to track the limited partners' interests, distributions and tax information were tested and appeared to be free of year 2000 bugs. The Partnership's remaining property was also reviewed utilizing the Building Owners and Managers Association ("BOMA") industry standards as a guideline for necessary corrections and those corrections were successful. As of December 31, 2000, the Partnership did not experience any significant issues or problems relating to year 2000. The cost of the Partnership's accounting systems upgrade was borne by the General Partner and was not reimbursed by the Partnership.

Results of Operations

Year Ended December 31, 2000

Because the Partnership has been liquidating its assets, a year-to-year comparison of the results of operations is not practical. As the Partnership's assets (properties) were sold, the results of operations have been generated from a smaller asset base, and therefore are not comparable. The Partnership completed the sale of five of its six remaining properties in three separate transactions during 1999 and sold its last property on May 31, 2000. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

For the year ended December 31, 2000, the Partnership incurred a net operating loss of $144,000 from the operation of its last remaining property (Terracentre). Terracentre was sold on May 31, 2000 and no further operating losses were incurred after that date.

Interest income resulted from the temporary investment of Partnership working

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 2000 (Cont'd.)

capital. For the year ended December 31, 2000, interest income was $374,000. The increase in interest income was reflective of the increased cash and cash equivalent balances that were generated from the sale of the properties and are being held in reserve.

On May 31, 2000, the Partnership sold Terracentre, in Denver, Colorado to Robert
E. Collawn, a Denver real estate developer and operator, for $6,500,000. The Partnership realized a gain on the sale of $151,000, in excess of its carrying value, after deducting for closing costs and prorations totaling approximately $294,000.

Accrued expenses for liquidation as of December 31, 2000, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through December 31, 2001. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance. During the year ended December 31, 2000, the General Partner continuously re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly adjusted by an aggregate of $903,000 to reflect the revised estimates.

The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise. The accrued expenses for liquidation do not take into consideration the possible outcome of the ongoing litigation after December 31, 2001. Such costs are unknown and are not estimable at this time.

Liquidation expenses incurred for the year ended December 31, 2000, include charges of $74,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership. Also included in liquidation expenses incurred for the year ended December 31, 2000, are direct charges of $482,000, relating to legal fees, audit fees, tax preparation fees and professional services, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

Interest expense in 1999 resulted from interest on the first deed of trust on Certified Distribution Center. That mortgage was retired on September 23, 1999 with the sale of Certified Distribution Center to Rubin Pachulsky Dew.

Other expense for the year ended December 31, 2000, resulted from the write off of several miscellaneous uncollectable tenant receivables ($7,000), some legal fees incurred during the attempted collection process and the write off the remaining portion of prepaid property insurance after all refunds were collected ($13,000). The balance of miscellaneous expenses were made up various income and expense items.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations (Cont'd.)

Year Ended December 31, 1999

Because the Partnership has been liquidating its assets, a year-to-year comparison of the results of operations is not practical. As the Partnership's assets (properties) were sold, the results of operations have been generated from a smaller asset base, and therefore are not comparable. The Partnership completed the sale of five of its six remaining properties in three separate transactions during the year ended December 31, 1999. The Partnership's operating results have been reflected on the Statement of Changes of Net Assets in Liquidation.

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

Year Ended December 31, 1999 (Cont'd.)

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

Impact of Issued But Not Yet Adopted Accounting Principles

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, describes the accounting for derivative instruments and hedging activities. SFAS No. 133, as amended, is effective for the first fiscal quarter of the first fiscal year beginning after June 15, 2000. We do not believe that the implementation of SFAS No. 133, as amended, will have an impact on our financial position or results of operations.

Item 7a. Quantitative and Qualitative Market Risk Disclosures

As of December 31, 2000, the Partnership had cash equivalents of $6,575,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                                                          Page
                                                                                          ----
Independent Auditors' Report...........................................................    F-2

Financial Statements:

       Statements of Net Assets in Liquidation as of December 31, 2000
       and 1999........................................................................    F-3

       Statements of Changes of Net Assets in Liquidation for the Years
       Ended December 31, 2000, 1999 and 1998..........................................    F-4

       Notes to Financial Statements...................................................    F-5


Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


                          INDEPENDENT AUDITORS' REPORT


To Damson/Birtcher Partners, as General Partner of
Damson/Birtcher Realty Income Fund-I:


We have audited the financial statements of Damson/Birtcher Realty Income Fund-I, a limited partnership as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation as of December 31, 2000 and 1999 of Damson/Birtcher Realty Income Fund-I, and the changes of net assets in liquidation for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America applied on the basis of accounting discussed in note 2.



                                        KPMG LLP

Orange County, California
February 6, 2001

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


                     STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                  DECEMBER 31,     DECEMBER 31,
ASSETS (Liquidation Basis):                           2000             1999
---------------------------                       ------------     ------------
Properties                                        $        --      $ 5,980,000

Cash and cash equivalents                           6,734,000       10,137,000
Cash in escrow                                         86,000          512,000
Accounts receivable                                   103,000           18,000
Other assets                                               --           38,000
                                                  -----------      -----------
   Total Assets                                     6,923,000       16,685,000
                                                  -----------      -----------

LIABILITIES (Liquidation Basis):

Distributions payable                               2,830,000               --
Accounts payable and accrued liabilities              155,000          134,000
Accrued expenses for liquidation                      776,000          429,000
                                                  -----------      -----------
   Total Liabilities                                3,761,000          563,000
                                                  -----------      -----------
Net Assets in Liquidation                         $ 3,162,000      $16,122,000
                                                  ===========      ===========



   The accompanying notes are an integral part of these Financial Statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


                       STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION

                                                   FOR THE YEARS ENDED DECEMBER 31,

                                               2000              1999              1998
                                           ------------      ------------      ------------
Net assets in liquidation at
  beginning of year                        $ 16,122,000      $ 30,796,000      $ 32,026,000
                                           ------------      ------------      ------------

Increase (decrease) during year:
Operating activities:
  Property operating
    income (loss), net                         (144,000)        2,364,000         3,337,000
  Interest income                               374,000           275,000            14,000
  General and administrative expenses                --          (878,000)         (935,000)
  Interest expense on mortgage payable               --          (160,000)         (237,000)
  Leasing commissions                                --           (80,000)         (290,000)
  Other expenses, net                           (32,000)               --                --
                                           ------------      ------------      ------------

                                                198,000         1,521,000         1,889,000
                                           ------------      ------------      ------------

Liquidating activities:
  Gain (loss) from sale
    of real estate, net                         151,000          (538,000)               --
  Adjustment to carrying value
    of properties                                    --        (1,493,000)       (2,600,000)
  Distribution to partners                  (12,406,000)      (14,224,000)         (511,000)
  Decrease in (provision for)
    liquidation expenses                       (903,000)           60,000            (8,000)
                                           ------------      ------------      ------------

                                            (13,158,000)      (16,195,000)       (3,119,000)
                                           ------------      ------------      ------------

Net decrease in assets
  in liquidation                            (12,960,000)      (14,674,000)       (1,230,000)
                                           ------------      ------------      ------------

Net assets in liquidation at
  end of year
                                           $  3,162,000      $ 16,122,000      $ 30,796,000
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

       The amendment modified the Partnership Agreement to eliminate the General Partner's 10% subordinated interest in distributions of Distributable Cash (net cash from operations) and reduce its subordinated interest in such distributions from 10% to 1%. The amendment also modified the Partnership Agreement to eliminate the General Partner's 10% subordinated interest in Sale or Financing Proceeds (net cash from sale or financing of Partnership property) and to reduce its subordinated interest in such proceeds from 15% to 1%. In lieu thereof, the Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal initially to .75% of the aggregate appraised value of the Partnership's properties. The factor used to calculate the annual asset management fee was reduced by .10% each year beginning after December 31, 1996 (e.g., from .65% in 1997 to .55% in 1998, to .45% in 1999 and .35% in 2000). There will be no such fees paid in 2001 as all Partnership properties have been sold.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(1)    Organization and Operations (Cont'd.)

       In lieu of obtaining appraisals as of January 1, 2000, the General Partner calculated the estimated selling price net of estimated selling costs of Partnership's only remaining property (Terracentre) at $6,500,000, based upon the fact that as of March 10, 2000 it was under contract for sale at that amount. Accordingly, at January 1, 2000, the General Partner estimated the fair value, net of estimated selling costs, of the remaining property to be $5,980,000. Terracentre was subsequently sold on May 31, 2000 for $6,500,000.

       The Limited Partners have certain priorities in the allocation of cash distributions by the Partnership. Out of each distribution of net cash, the Limited Partners generally have certain preferential rights to receive payments that, together with all previous payments to them, would provide an overall 9% per annum (cumulative non-compounded) return (a "9% Preferential Return") on their investment in the Partnership. Any distributions not equaling this 9% Preferential Return in any quarter are to be made up in subsequent periods if and to the extent distributable cash is available. It is not, however, attainable given the Partnership's liquidation status.

       Distributable cash from operations was paid out each quarter in the following manner: 99% to the Limited Partners and 1% to the General Partner. These payments were made each quarter to the extent that there was sufficient distributable cash available.

       Sale or financing proceeds were distributed, to the extent available, as follows: (i) to the Limited Partners until all cash distributions to them amount to a 9% Preferential Return on their investment cumulatively from the date of their admission to the Partnership; (ii) then to the Limited Partners in an amount equal to their investment; and (iii) the remainder, if any, 99% to Limited Partners and 1% to the General Partner.

       Although the unpaid 9% Preferential Return to the Limited Partners' aggregates $79,581,000 as of December 31, 2000, the limited partners will not realize this return due to the Partnership's estimated remaining liquidation value of $3,162,000. As a result, all sales proceeds were distributed 100% to limited partners less holdbacks for current litigation plus the estimated costs to maintain Partnership overhead.

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

       As of December 31, 1995 the General Partner decided to treat its properties as held for sale, instead of for investment, for financial statement purposes given the mandate of the May 5, 1993 Information Statement. Since adoption of the 1993 amendment, the General Partner considered several preliminary indications of interest from third parties to acquire some or all of the Partnership's properties. Apart from the sale of Arlington Executive Plaza, these transactions never materialized, primarily because the General Partner rejected as too low the valuations of the Partnership's remaining properties as proposed by the potential purchasers. The Partnership's properties were held for sale throughout 1997 and 1998. Five of the Partnership's six remaining properties were sold in 1999 and the last property was sold on May 31, 2000.

       On October 19, 2000, Grape Investors, LLC ("Grape"), the holder of approximately 7.94% of the limited partnership interests of the Partnership, settled its portion of the purported class action lawsuits entitled "Bigelow/Diversified Secondary Partnerships Fund 1990 Litigation" and "Madison Partnership and ISA Partnership Litigation" (the "Grape Settlement"). See Note 5.

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

       In June 1999, the General Partner determined that the carrying values of Ladera-I Shopping Center and Oakpointe were in excess of their respective estimated net realizable values, net of estimated selling costs. As a result, their carrying values were adjusted by $1,217,000 and $500,000, to $4,203,000, and $5,812,000, respectively. Gains and (Losses) amounted to $20,000 and $($280,000), respectively upon their actual sales.

       As of December 31, 1999, the General Partner determined that the carrying value of Terracentre was below its estimated net realizable value, net of estimated selling costs. Based upon its then pending sale, its carrying value was adjusted by $224,000 to $5,980,000. A gain of $151,000 was subsequently realized upon sale in May 2000.

       Segment Reporting

       Given that the Partnership is in the process of liquidation, the Partnership has identified only one operating business segment which is the business of asset liquidation.

       Cash and Cash Equivalents

       The Partnership invests its excess cash balances in short-term investments (cash equivalents). These investments are stated at cost, which approximates market, and consist of money market, certificates of deposit and other non-equity-type cash investments. Cash equivalents at December 31, 2000 and 1999, totaled $6,575,000 and $10,066,000, respectively. Cash equivalents are defined as temporary non-equity

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)    Summary of Significant Accounting Policies (Cont'd.)

       Cash and Cash Equivalents (Cont'd.)

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

       The following are the Partnership's assets and liabilities as determined in accordance with generally accepted accounting principles ("GAAP") (liquidation basis of accounting) and for federal income tax reporting purposes at December 31:

                                          2000                            1999

                               GAAP BASIS      TAX BASIS      GAAP BASIS       TAX BASIS
                             (LIQUIDATION)    (UNAUDITED)    (LIQUIDATION)     (UNAUDITED)
        -----------------------------------------------------------------------------------
        Total Assets           $6,923,000     $19,098,000    $16,685,000       $28,567,000

        Total Liabilities      $3,761,000     $ 2,985,000    $   563,000       $   134,000

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(2)    Summary of Significant Accounting Policies (Cont'd.)

       Income Taxes (Cont'd.)

       Following are the differences between Financial Statement and tax return income:

                                                    2000            1999            1998
                                                 -------------------------------------------
       Change in net assets in liquidation
       from operating activities including
       adjustments to carrying values
       of real estate                            $   198,000     $    28,000     $  (711,000)

       Adjustment to carrying value of real
       estate                                             --       1,493,000       2,600,000

       Depreciation differences on
       investments in real estate                   (329,000)     (2,913,000)     (2,771,000)

       Loss on sale of property in excess of
       book value                                 (5,278,000)     (6,710,000)             --

       Accrued liquidation costs expensed for
       tax purposes                                       --        (384,000)             --

       Other                                        (638,000)         81,000          25,000
                                                 -----------     -----------     ------------

       Taxable income (loss) per Federal tax
       return (unaudited)                        $(6,047,000)    $(8,405,000)    $  (857,000)

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

       Estimations

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses or changes in net assets during the reporting period. Actual results could differ from those estimates.

(3)    Transactions with Affiliates

       The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 2000, 1999 and 1998, the Partnership was charged with approximately $74,000, $132,000 and $152,000, respectively, of such expenses.

       An affiliate of the General Partner provided property management services with respect to the Partnership's properties and received a fee for such services not to exceed 3% of the gross receipts from the properties under management. Such fees amounted to approximately $10,000 in 2000, $131,000 in 1999 and $173,000 in 1998. In addition, the affiliate of the General Partner received $47,000 in 2000, $270,000 in 1999 and $312,000 in 1998,
       as reimbursement of costs for on-site property management personnel and other reimbursable costs.

       The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership's properties as determined by independent appraisal undertaken in January of each year prior to 1997 and .65% for 1997, .55% for 1998, .45% for 1999 and .35% in
       2000. Such fees for the year ended December 31, 2000, 1999 and 1998, amounted to $9,000, $125,000 and $209,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of any lease of such space including renewal options. Fees

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(3)    Transactions with Affiliates (Cont'd.)

       for leasing services for the year ended December 31, 2000, 1999 and 1998, amounted to $0, $22,000 and $44,000, respectively.

(4)    Gain/Loss from Sale of Real Estate

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(4)    Gain/Loss from the Sale of Real Estate (Cont'd.)

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

       A portion of the proceeds from the sale of the properties to Rubin Pachulsky Dew continues to be held in escrow. A sum equal to two and one-half percent of the purchase price was held back as a potential source of payment for any claims that may arise related to a Partnership breach of certain representations and warranties related to the sale (expiring on September 23, 2000) and for any litigation costs that may arise (released to the Partnership on March 23, 2000). The remaining cash held in escrow relates to holdbacks for tenant improvements ($85,000) and a small amount ($1,000) is in dispute with the escrow company. The cash held in escrow has been included in the calculation of loss on sale of real estate.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(4)    Gain/Loss from the Sale of Real Estate (Cont'd.)

       Terracentre

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

       In March 2000, defendants informed the Court and plaintiff that they would bring a Motion for Summary Judgment against the named plaintiff based upon the allegations set forth in plaintiff's complaint. On April 4, 2000, Bigelow/Diversified Secondary Partnership Fund 1990 filed a First Amended Class Action and Derivative Complaint against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Properties, Birtcher Ltd., Birtcher Investments, BREICORP, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Liquidity Fund Asset Management, Inc., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson, the Partnership, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III, alleging breach of fiduciary duty, breach of contract, and a derivative claim for breach of fiduciary duty. Defendants have answered the First Amended Complaint. Plaintiff has engaged in preliminary discovery.

       On October 27, 2000, defendants sought permission of the court to communicate an offer to settle to individual limited partners of the Partnership. Plaintiff's counsel opposed that motion. On December 4, 2000, the court ruled that defendants could communicate an offer to settle to individual limited partners.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(5)    Commitments and Contingencies (Cont'd.)

       Litigation (Cont'd.)

       Bigelow Diversified Secondary Partnership Fund 1990 litigation (Cont'd.)

       Thereafter, on December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle this lawsuit and all other claims (including the Madison Partnership Liquidity Investors Litigation referenced below) for payment of each settling limited partner's pro rata share of the proceeds available for distribution from liquidation of the Partnership's properties (approximately $75 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 47% (including the Grape Settlement) of the interests in the Partnership settled on these terms. The aggregate distribution in connection with the December 12, 2000 offer, which was reflected as an accrual at December 31, 2000, was approximately $2,830,000.

       On March 6, 2001, all of the defendants other than the Partnership and the general partners filed a motion to be dismissed from the case. The court has not yet set a hearing date for this motion.

       Rex Garton, et al. v. Damson/Birtcher Partners, et al.

       This action was filed on September 25, 1998 in the District Court of Oklahoma County for the State of Oklahoma against the Partnership's general partner, Damson/Birtcher Partners, other related defendants and numerous unrelated defendants. Damson/Birtcher Partners and other related defendants were brought into the action in late December 1998, when they were served with the Second Amended Petition. The other related defendants are Birtcher Partners, Birtcher Properties, The Birtcher Group, Birtcher American Properties, Arthur B. Birtcher, Ronald E. Birtcher, LF Special Fund II, L.P., and Liquidity Fund Asset Management Inc., but The Birtcher Group and Birtcher American Properties were served with process and did not appear in the action. The Partnership itself is not named as a defendant. The case was a class action brought on behalf of investors in the Partnership who purchased limited partnership interests from May 7, 1984 to September 17, 1985. The Second Amended Petition alleged breach of contract, intentional and negligent misrepresentation, breach of fiduciary duties, and violations of various Oklahoma and federal statutes in connection with the sale of the limited partnership interests. Plaintiff sought unspecified compensatory damages and $10 million in punitive damages.

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

       the court ordered plaintiff to provide. On March 29, 2000, the court entered its order granting defendants' motion to dismiss the case for lack of personal jurisdiction, and dismissed the case.

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

       On August 14, 2000, plaintiffs petitioned the court for an order certifying the action as a class action. Plaintiffs also asked the court to issue a writ mandating that the Partnership immediately distribute all liquidation proceeds to the limited partners. On December 19, 2000, the court denied both motions. The case is currently proceeding only as a derivative action.

       As noted above, limited partners holding 47% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(6)    Accounts Payable and Accrued Liabilities

       Accounts payable and accrued liabilities consist of the following:

                                                         DECEMBER 31,
                                                    ----------------------
                                                      2000          1999
                                                    --------      --------
       Real estate taxes                            $     --      $ 47,000
       Accounts payable and other                    155,000        87,000
                                                    --------      --------
                                                    $155,000      $134,000
                                                    ========      ========

(7)    Accrued Expenses for Liquidation

       Accrued expenses for liquidation as of December 31, 2000, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through December 31, 2001. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance. During the year ended December 31, 2000, the General Partner continuously re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly adjusted by an aggregate of $903,000 to reflect the revised estimates.

       The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise. The accrued expenses for liquidation do not take into consideration the possible outcome of the ongoing litigation after December 31, 2001. Such costs are unknown and are not estimable at this time.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont'd.)

(8)    Quarterly Results of Operations (Unaudited)

                                                                 FOR THE QUARTERS ENDED
                                              ---------------------------------------------------------
                                               12/31/2000       9/30/2000     6/30/2000      3/31/2000
                                              ------------      ----------    ----------    -----------
Increase (decrease) in net assets from
  operating activities, net                   $     95,000      $  103,000    $  (20,000)   $    20,000

Increase (decrease) in net assets from
  liquidating activities, net                   (4,128,000)       (117,000)      112,000     (9,025,000)
                                              ------------      ----------    ----------    -----------

Net increase (decrease) in assets
  in liquidation                              $ (4,033,000)     $  (14,000)   $   92,000    $(9,005,000)
                                              ============      ==========    ==========    ===========


                                                                 FOR THE QUARTERS ENDED
                                              --------------------------------------------------------
                                               12/31/1999      9/30/1999       6/30/1999     3/31/1999
                                              ------------     ---------      -----------    ---------
Increase (decrease) in net assets
  from operating activities, net              $    (24,000)    $ 701,000      $   449,000    $ 395,000

Decrease in net assets from
  liquidating activities, net                  (13,446,000)     (453,000)      (2,031,000)    (265,000)
                                              ------------     ---------      -----------    ---------

Net increase (decrease) in assets
  in liquidation                              $(13,470,000)    $ 248,000      $(1,582,000)   $ 130,000
                                              ============     =========      ===========    =========

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

The general partner of LF Special Fund II, L.P., is Liquidity Fund Asset Management, Inc., a California corporation affiliated with Liquidity Financial Group, L.P. The principals and officers of Liquidity Fund Asset Management, Inc. are as follows:

       >      Richard G. Wollack, Chairman of the Board
       >      Brent R. Donaldson, President
       >      Deborah M. Richard, Chief Financial Officer

The general partner of Birtcher Partners is Birtcher Investments, a California general partnership. Birtcher Investments' general partner is Birtcher Limited, a California limited partnership and its general partner is BREICORP, a California corporation. The principals and relevant officers of BREICORP are as follows:

       >      Ronald E. Birtcher, Co-Chairman of the Board
       >      Arthur B. Birtcher, Co-Chairman of the Board
       >      Robert M. Anderson, Executive Director

Item 11. EXECUTIVE COMPENSATION

The table on the following page sets forth the fees, compensation and other expense reimbursements paid to the General Partner and its affiliates in all capacities for each year in the three-year period ended December 31, 2000.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 11. EXECUTIVE COMPENSATION (Cont'd.)

                                                 YEAR ENDED DECEMBER 31,
                                          ------------------------------------
                                            2000          1999          1998
                                          --------      --------      --------
General Partner's 1% share of
  distributable cash                      $     --      $  9,000      $  5,000
Asset management fees                        9,000       125,000       209,000
Property management fees                    10,000       131,000       173,000
Leasing fees                                    --        22,000        44,000
Property management expense
  reimbursements                            47,000       270,000       312,000
Disposition fees                           130,000        99,000            --
Other expense reimbursements                74,000       132,000       152,000
                                          --------      --------      --------
TOTAL                                     $270,000      $788,000      $895,000
                                          ========      ========      ========

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2000, Damson/Birtcher Partners, a California general partnership, was the beneficial owner of certain limited partnership interests, as follows:

  Title of         Name and address of               Amount and nature of          Percent
   Class            beneficial owner                beneficial ownership(1)        of Class
  --------         -------------------              -----------------------        --------
Limited            Damson/Birtcher Partners             $45,682,409                 47.00%
Partnership        27611 La Paz Road
Interests(2)       Laguna Niguel, CA

(1)     Based upon original invested capital.

(2)     Residual interest in any derivative action.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning transactions to which the Registrant was or is to be a party in which the General Partner or its affiliates had or are to have a direct or indirect interest, see Notes 1 and 3 to the Financial Statements in
Item 8, which information is incorporated herein by reference.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


                                     PART IV

Item 14. EXHIBITS AND REPORTS ON FORM 8-K

a)     1. and 2.  Financial Statements:
       See accompanying Index to Financial Statements to Item 8, which information is incorporated herein by reference.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 14.       EXHIBITS AND REPORTS ON FORM 8-K (Cont'd.)

               10.    Material Contracts (Cont'd.)

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


                b)    Reports on Form 8-K:


                             None filed during the year ended December 31, 2000.

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

By: DAMSON/BIRTCHER PARTNERS    By: BIRTCHER PARTNERS,
    (General Partner)               a California general partnership

                                    By: BIRTCHER INVESTMENTS,
                                        a California general partnership,
                                        General Partner of Birtcher Partners

                                        By: BIRTCHER LIMITED,
                                            a California limited partnership,
                                            General Partner of Birtcher
                                            Investments

                                            By: BREICORP,
                                                a California corporation,
                                                formerly known as Birtcher
                                                Real Estate Inc., General
                                                Partner of Birtcher Limited

Date: March 30, 2001                            By: /s/Robert M. Anderson
                                                    --------------------------
                                                    Robert M. Anderson
                                                    Executive Director
                                                    BREICORP

                                By: LF Special Fund II, L.P.,
                                    a California limited partnership

                                    By: Liquidity Fund Asset Management, Inc.,
                                        a California corporation, General
                                        Partner of LF Special Fund II, L.P.

Date: March 30, 2001                    By: /s/ Brent R. Donaldson
                                            ----------------------------------
                                            Brent R. Donaldson
                                            President
                                            Liquidity Fund Asset Management,
                                            Inc.

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

     Signature                            Capacity                           Date
     ---------                            --------                           ----
/s/ Arthur B. Birtcher              Co-Chairman of the Board -          March 30, 2001
--------------------------          BREICORP
Arthur B. Birtcher

/s/ Ronald E. Birtcher              Co-Chairman of the Board -          March 30, 2001
--------------------------          BREICORP
Ronald E. Birtcher

/s/ Richard G. Wollack              Chairman of Liquidity Fund          March 30, 2001
--------------------------          Asset Management, Inc.
Richard G. Wollack