Form 10-Q
period 2001-03-31
DAMSON BIRTCHER REALTY INCOME FUND I
filed 2001-05-14
CIK 745932

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                March 31, 2001
                  --------------------------------------------------------------


Commission file number              0-13563
                       ---------------------------------------------------------


                     DAMSON/BIRTCHER REALTY INCOME FUND - I
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                     13-3264491
    ------------------------------------------------------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)


27611 La Paz Road, P.O. Box 30009, Laguna Niguel, California        92607-0009
-------------------------------------------------------------------------------
          (Address of principal executive offices)                  (Zip Code)


                                 (949) 643-7700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)


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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                      INDEX

                                                                                              Page
                                                                                              ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Net Assets in Liquidation - March 31, 2001
         (Unaudited) and December 31, 2000 (Audited)........................................... 3

         Statements of Changes of Net Assets in Liquidation -
         Three Months Ended March 31, 2001 and 2000 (Unaudited)................................ 4

         Notes to Financial Statements (Unaudited)............................................. 5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........................................10

Item 3.  Quantitative and Qualitative Market Risk Disclosures..................................12


PART II. OTHER INFORMATION.....................................................................13

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                     STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                      March 31,      December 31,
                                                        2001             2000
                                                     ----------      -----------
ASSETS (Liquidation Basis):                          (unaudited)
Cash and cash equivalents                            $3,804,000       $6,734,000
Cash held in escrow                                      86,000           86,000
Receivables, net                                         38,000          103,000
                                                     ----------       ----------

   Total Assets                                       3,928,000        6,923,000
                                                     ----------       ----------

LIABILITIES (Liquidation Basis):

Distributions payable                                        --        2,830,000
Accounts payable and accrued liabilities                 48,000          155,000
Accrued expenses for liquidation                        661,000          776,000
                                                     ----------       ----------

   Total Liabilities                                    709,000        3,761,000
                                                     ----------       ----------

Net Assets in Liquidation                            $3,219,000       $3,162,000
                                                     ==========       ==========


The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)


                                                  FOR THE THREE MONTHS ENDED
                                                          MARCH 31,

                                                  2001                 2000
                                               ------------        ------------
Net assets in liquidation at
 beginning of period                           $  3,162,000        $ 16,122,000
                                               ------------        ------------

Increase (decrease) during period:
Operating activities:
  Property operating
    income (loss), net                                   --             (82,000)
  Interest income                                    57,000             102,000
                                               ------------        ------------

                                                     57,000              20,000
                                               ------------        ------------

Liquidating activities:
  Distributions to partners                              --          (9,000,000)
  Provision for liquidation expenses                     --             (25,000)
                                               ------------        ------------

                                                         --          (9,025,000)
                                               ------------        ------------

Net increase (decrease) in assets
 in liquidation                                      57,000          (9,005,000)
                                               ------------        ------------

Net assets in liquidation at
 end of period                                 $  3,219,000        $  7,117,000
                                               ============        ============


The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS -- UNAUDITED

    (1) Accounting Policies

        The financial statements of Damson/Birtcher Realty Income Fund-I (the "Partnership") included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, are necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2000.

        The Partnership uses the liquidation basis of accounting.

        Sale of the Properties

        The Partnership sold five of its six remaining properties during the year ended December 31, 1999. The Partnership's sold Terracentre, its last property, on May 31, 2000.

    (2) Transactions with Affiliates

        The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended March 31, 2001 and 2000, the Partnership incurred approximately $3,000 and $13,000, respectively.

        An affiliate of the General Partner provided property management services with respect to the Partnership's properties and received a fee for such services not to exceed 3% of the gross receipts from the properties under management. Such fees amounted to approximately $0 and $6,000 for the three months ended March 31, 2001 and 2000. In addition, an affiliate of the General Partner received $0 and $23,000 for the three months ended March 31, 2001 and 2000, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs.

        The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .25% for 2001 and .35% for 2000 of the aggregate appraised value of the Partnership's properties. Appraised value was determined by the General Partner's estimate of fair value. Such fees for the three months ended March 31, 2001 and 2000, amounted to $0 and $5,000, respectively. Due to the sale of all of the Partnership's properties, it no longer pays asset management fees.

    (3) Commitments and Contingencies

        Litigation

        So far as is known to the General Partner, the Partnership is not subject to any material pending legal proceedings, except for the following:

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS -- UNAUDITED (Cont'd.)

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS -- UNAUDITED (Cont'd.)


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

    Thereafter, on December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle this lawsuit and all other claims (including the Madison Partnership Liquidity Investors Litigation referenced below) for payment of each settling limited partner's pro rata share of the proceeds available for distribution from liquidation of the Partnership's properties (approximately $75 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 47% of the interests (including the Grape Settlement) in the Partnership settled on these terms.

    The aggregate distribution in connection with the December 12, 2000 offer, which was reflected as an accrual at December 31, 2000, was approximately $2,830,000. It has been paid in full as of March 31, 2001.

    On March 6, 2001, all of the defendants other than the Partnership and the general partners filed a motion to be dismissed from the case. Plaintiff has filed responsive papers. The court has not yet set a hearing date for this motion.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS -- UNAUDITED (Cont'd.)

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

    On August 14, 2000, plaintiffs petitioned the court for an order certifying the action as a class action. Plaintiffs also asked the court

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS -- UNAUDITED (Cont'd.)

(3) Commitments and Contingencies (Cont'd.)

    Litigation (Cont'd.)

    Madison Partnership and ISA Partnership Litigation (Cont'd.)

    to issue a writ mandating that the Partnership immediately distribute all liquidation proceeds to the limited partners. On December 19, 2000, the court denied both motions. The case is currently proceeding only as a derivative action. The court has set a status conference for May 25, 2001.

    As noted above, limited partners holding 47% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner.

(4) Accrued Expenses for Liquidation

    Accrued expenses for liquidation as of March 31, 2001, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through December 31, 2001. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance. During the three months ended March 31, 2001, the Partnership incurred $115,000 of such expenses.

    The actual costs could vary significantly from the related provisions due to the uncertainty related to the ongoing litigation discussed in note 3. The accrued expenses for liquidation do not take into consideration the possible outcome of the ongoing litigation (aside from estimated attorney fees through December 31, 2001). Such costs are unknown and are not estimable at this time.

    The Partnership is seeking reimbursement of certain litigation expenses and indemnity for any potential liability from its insurers. To date, the insurers have refused to reimburse any expenses and have denied coverage for potential liability, subject to a reservation of rights to reconsider their decision.

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

    Sale of the Properties

    During the three month period ended September 30, 1999, the Partnership sold four of its six properties in two separate transactions, and subsequently sold The Cornerstone on October 15, 1999 and Terracentre on May 31, 2000.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

    Other Matters

    The Partnership made no regular distributions during the year ended December 31, 2000 or in the period ended March 31, 2001. Regular distributions for the year ended December 31, 1999, represented net cash flow generated from the operation of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. On December 8, 1999, the Partnership made a special distribution of $13,300,000, representing a portion of the proceeds from the sale of five of its six remaining properties. Another special distribution of $9,000,000 was made on March 1, 2000.

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

    On December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle the "Bigelow/Diversified Secondary Partnerships Fund 1990 Litigation" and "Madison Partnership and ISA Partnership Litigation" and all other claims for payment of each settling limited partner's pro rata share of the proceeds available for distribution from liquidation of the Partnership's properties (approximately $75 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 47% (including the Grape Settlement) of the interests in the Partnership settled on these terms. The aggregate distribution in connection with the December 12, 2000 offer, which was reflected as an accrual at December 31, 2000, was approximately $2,830,000. It has been paid in full as of March 31, 2001.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)


    Results of Operations for the Three Months Ended March 31, 2001

    Because the Partnership was in the process of liquidating its assets through May 2000, a quarter-to-quarter comparison of the results of operations is not practical. As the Partnership's assets (properties) were sold, the results of operations have been generated from a smaller asset base, and therefore are not comparable. The Partnership completed the sale of five of its six remaining properties in three separate transactions during 1999 and sold its last property on May 31, 2000. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

    Interest income resulted from the temporary investment of Partnership working capital. For the three months ended March 31, 2001, interest income was approximately $57,000. The decrease in interest income was reflective of the decrease in cash and cash equivalent balances that resulted from the cash distributed to the limited partners in conjunction with the offer to settle.

    Accrued expenses for liquidation as of March 31, 2001, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through December 31, 2001. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner's liability insurance. During the year ended December 31, 2000, given the uncertainty involved with the ongoing litigation, the General Partner continuously re-evaluated the estimated costs to wind up and dissolve the Partnership. The provision for liquidation expenses was therefore revised to reflect those estimates.

    The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise. The accrued expenses for liquidation do not take into consideration the possible outcome of the ongoing litigation (aside from estimated attorney fees through December 31, 2001). Such costs are unknown and are not estimable at this time.

    Liquidation expenses incurred for the three months ended March 31, 2001, include charges of $3,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership. Also included in liquidation expenses incurred for the three months ended March 31, 2001, are direct charges of $112,000, relating to audit fees, tax preparation fees, legal fees and professional services, costs incurred in providing information to the Limited Partners and other miscellaneous costs.


ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

    As of March 31, 2001, the Partnership had cash equivalents of $3,710,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    So far as is known to the General Partner, the Partnership is not subject to any material pending legal proceedings, except for the following:

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

    In March 2000, defendants informed the Court and plaintiff that they would bring a Motion for Summary Judgment against the named plaintiff based upon the allegations set forth in plaintiff's complaint. On April 4, 2000,

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 1. LEGAL PROCEEDINGS (Cont'd.)

    Bigelow/Diversified Secondary Partnership's Fund 1990 Litigation (Cont'd.)

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

    Thereafter, on December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle this lawsuit and all other claims (including the Madison Partnership Liquidity Investors Litigation referenced below) for payment of each settling limited partner's pro rata share of the proceeds available for distribution from liquidation of the Partnership's properties (approximately $75 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 47% of the interests (including the Grape Settlement) in the Partnership settled on these terms.

    The aggregate distribution in connection with the December 12, 2000 offer, which was reflected as an accrual at December 31, 2000, was approximately $2,830,000. It has been paid in full as of March 31, 2001.

    On March 6, 2001, all of the defendants other than the Partnership and the general partners filed a motion to be dismissed from the case. Plaintiff has filed responsive papers. The court has not yet set a hearing date for this motion.

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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 1. LEGAL PROCEEDINGS (Cont'd.)

    Rex Garton, et al. v. Damson/Birtcher Partners, et al. (Cont'd.)

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

    Madison Partnership and ISA Partnership Litigation

    On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action Madison Partnership and ISA Partnership Litigation in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp LP Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent
    R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships' properties and to maximize the returns to the Partnerships' limited partners. The complaint seeks unspecified monetary damages, attorneys' fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee.

    On August 14, 2000, plaintiffs petitioned the court for an order certifying the action as a class action. Plaintiffs also asked the court to issue a writ mandating that the Partnership immediately distribute all liquidation proceeds to the limited partners. On December 19, 2000, the court denied both motions. The case is currently proceeding only as a derivative action. The court has set a status conference for May 25, 2001.

    As noted above, limited partners holding 47% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits:

        None.

    b)  Reports on Form 8-K:

        None filed during the three months ended March 31, 2001.

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


By: DAMSON/BIRTCHER PARTNERS     By: BIRTCHER PARTNERS,
    (General Partner)                a California general partnership

                                     By: BIRTCHER INVESTMENTS,
                                         a California general partnership,
                                         General Partner of Birtcher Partners

                                         By: BIRTCHER LIMITED,
                                             a California limited partnership,
                                             General Partner of Birtcher
                                             Investments

                                             By: BREICORP,
                                                 a California corporation,
                                                 formerly known as Birtcher
                                                 Real Estate Inc., General
                                                 Partner of Birtcher Limited

Date: May 14, 2001                               By: /s/Robert M. Anderson
                                                     ---------------------------
                                                     Robert M. Anderson
                                                     Executive Director
                                                     BREICORP

                                 By: LF Special Fund II, L.P.,
                                     a California limited partnership

                                     By: Liquidity Fund Asset Management, Inc.,
                                         a California corporation, General
                                         Partner of LF Special Fund II, L.P.

Date: May 14, 2001                       By: /s/ Brent R. Donaldson
                                             -----------------------------------
                                             Brent R. Donaldson
                                             President
                                             Liquidity Fund Asset Management,
                                             Inc.