Form 10-Q
period 2001-06-30
DAMSON BIRTCHER REALTY INCOME FUND I
filed 2001-08-14
CIK 745932

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                June 30, 2001
                  ----------------------------------------------------


Commission file number             0-13563
                       -----------------------------------------------


                      DAMSON/BIRTCHER REALTY INCOME FUND - I
          ------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


                       Pennsylvania                         13-3264491
     ----------------------------------------------------------------------
               (State or other jurisdiction of            (I.R.S. Employer
                incorporation or organization)           Identification No.)


   27611 La Paz Road, P.O. Box 30009, Laguna Niguel, California   92607-0009
  ----------------------------------------------------------------------------
            (Address of principal executive offices)              (Zip Code)


                                 (949) 643-7700
                -----------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
         (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12(g), 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001

                                      INDEX


                                                                                Page
                                                                                ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

                 Statements of Net Assets in Liquidation - June 30, 2001
                 (Unaudited)and December 31, 2000 (Audited)....................... 3

                 Statements of Changes of Net Assets in Liquidation -
                 Three and Six Months Ended June 30, 2001 and 2000 (Unaudited).... 4

                 Notes to Financial Statements (Unaudited)........................ 5

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations...................... 9

Item 3.        Quantitative and Qualitative Market Risk Disclosures...............11

PART II.       OTHER INFORMATION..................................................12

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                     STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                      June 30,       December 31,
                                                        2001            2000
                                                     ----------       ----------
                                                    (unaudited)
ASSETS (Liquidation Basis):
Cash and cash equivalents                            $3,762,000       $6,734,000
Cash held in escrow                                      86,000           86,000
Receivables, net                                         33,000          103,000
                                                     ----------       ----------
   Total Assets                                       3,881,000        6,923,000
                                                     ----------       ----------

LIABILITIES (Liquidation Basis):

Distributions payable                                        --        2,830,000
Accounts payable and accrued liabilities                 66,000          155,000
Accrued expenses for liquidation                        952,000          776,000
                                                     ----------       ----------
   Total Liabilities                                  1,018,000        3,761,000
                                                     ----------       ----------
Net Assets in Liquidation                            $2,863,000       $3,162,000
                                                     ==========       ==========


The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)


                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                               JUNE 30,                         JUNE 30,
                                   -----------------------------       ------------------------------
                                       2001              2000             2001               2000
                                   -----------       -----------       -----------       ------------
Net assets in liquidation at
 beginning of period               $ 3,219,000       $ 7,117,000       $ 3,162,000       $ 16,122,000
                                   -----------       -----------       -----------       ------------
Increase (decrease) during
 period:
Operating activities:
  Property operating
   income (loss), net                       --           (62,000)               --           (144,000)
  Interest income                       47,000            42,000           104,000            144,000
                                   -----------       -----------       -----------       ------------
                                        47,000           (20,000)          104,000                 --
                                   -----------       -----------       -----------       ------------
Liquidating activities:
  Gain on sale of real estate               --           151,000                --            151,000
  Distributions to partners             (2,000)               --            (2,000)        (9,000,000)
  Provision for liquidation
   expenses                           (401,000)          (39,000)         (401,000)           (64,000)
                                   -----------       -----------       -----------       ------------
                                      (403,000)          112,000          (403,000)        (8,913,000)
                                   -----------       -----------       -----------       ------------
Net increase (decrease) in
 Assets in liquidation                (356,000)           92,000          (299,000)        (8,913,000)
                                   -----------       -----------       -----------       ------------
Net assets in liquidation at
 end of period                     $ 2,863,000       $ 7,209,000       $ 2,863,000       $  7,209,000
                                   ===========       ===========       ===========       ============



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

(2)     Transactions with Affiliates

        The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended June 30, 2001 and 2000, the Partnership incurred approximately $2,000 and $49,000, respectively of such costs. For the six months there ended, these costs amounted to $5,000 and $62,000, respectively.

        An affiliate of the General Partner provided property management services with respect to the Partnership's properties and received a fee for such services not to exceed 3% of the gross receipts from the properties under management. The Partnership no longer pays property management fees or reimbursements since it has sold all of its properties. Such fees amounted to approximately $0 and $4,000 for the three months ended June 30, 2001 and 2000 and $0 and $10,000 for the six months there ended. In addition, an affiliate of the General Partner received $0 and $21,000 for the three months ended June 30, 2001 and 2000, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs. For the six months there ended, such reimbursements were $0 and $43,000, respectively.

        The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .25% for 2001 and .35% for 2000 of the aggregate appraised value of the Partnership's properties. Appraised value was determined by the General Partner's estimate of fair value. Since the Partnership has sold all of its properties, it no longer pays an asset management fee. Such fees for

                      DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)     Transactions with Affiliates (Cont'd.)

        the three months ended June 30, 2001 and 2000, amounted to $0 and $9,000, and for the six months there ended, they amounted to $0 and $9,000, respectively.

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


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(3)     Commitments and Contingencies (Cont'd.)

        Litigation (Cont'd.)

        Bigelow/Diversified Secondary Partnership's Fund 1990 Litigation
        (Cont'd.)

        In March 2000, defendants informed the Court and plaintiff that they would bring a Motion for Summary Judgment against the named plaintiff based upon the allegations set forth in plaintiff's complaint. On April 4, 2000, First Amended Class Action and Derivative Complaint against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Properties, Birtcher Ltd., Birtcher Investments, BREICORP, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Liquidity Fund Asset Management, Inc., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson, the Partnership, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III, alleging breach of fiduciary duty, breach of contract, and a derivative claim for breach of fiduciary duty. Defendants have answered the First Amended Complaint. Plaintiff has engaged in preliminary discovery.

        On October 27, 2000, defendants sought permission of the court to communicate an offer to settle to individual limited partners of the Partnership. Plaintiff's counsel opposed that motion. On December 4, 2000, the court ruled that defendants could communicate an offer to settle to individual limited partners.

        Thereafter, on December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle this lawsuit and all other claims (including the Madison Partnership Liquidity Investors Litigation referenced below) for payment of each settling limited partner's pro rata share of the proceeds available for distribution from liquidation of the Partnership's properties (approximately $75 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 47% of the interests (including the Grape Settlement, see Form 10-K for year ended December 31, 2000) in the Partnership settled on these terms.

        The aggregate distribution in connection with the December 12, 2000 offer was approximately $2,830,000. It was paid in full in January 2001.

        On March 6, 2001, all of the defendants other than the Partnership and the general partners filed a motion to be dismissed from the case. Plaintiff filed responsive papers. The court held oral argument on the matter, and has taken the matter under submission.

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

        Litigation (Cont'd.)

        Madison Partnership and ISA Partnership Litigation (Con't.)

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

        On August 14, 2000, plaintiffs petitioned the court for an order certifying the action as a class action. Plaintiffs also asked the court to issue a writ mandating that the Partnership immediately distribute all liquidation proceeds to the limited partners. On December 19, 2000, the court denied both motions. The case is currently proceeding only as a derivative action. At a status conference on May 25, 2001, the plaintiffs asked for the court to set a trial date approximately one year later. The court set the trial for May 6, 2002.

        On August 10, 2001, defendants filed a motion for summary adjudication of plaintiff's claim for breach of fiduciary duty. The motion is currently scheduled to be heard on September 11, 2001.

        As noted above, limited partners holding 47% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner.

(4)     Accrued Expenses for Liquidation

        Accrued expenses for liquidation as of June 30, 2001, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through September 30, 2002. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. During the three and six months ended June 30, 2001, the Partnership incurred $110,000 and $225,000, respectively, of such expenses.

        The actual costs could vary significantly from the related provisions due to the uncertainty related to the ongoing litigation discussed in note 3. The accrued expenses for liquidation do not take into consideration the possible outcome of the ongoing litigation (aside from estimated attorney fees through September 30, 2002). Such costs are unknown and are not estimable at this time.

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

        Other Matters

        The Partnership made no regular distributions during the year ended December 31, 2000 or during the six months ended June 30, 2001. Regular distributions for the year ended December 31, 1999, represented net cash flow generated from the operation of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. On December 8, 1999, the Partnership made a special distribution of $13,300,000, representing a portion of the proceeds from the sale of five of its six remaining properties. Another special distribution of $9,000,000 was made on March 1, 2000.

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

        On December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle the "Bigelow/Diversified Secondary Partnerships Fund 1990 Litigation" and "Madison Partnership and ISA Partnership Litigation" and all other claims for payment of each settling limited partner's pro rata share of the proceeds available for distribution from liquidation of the Partnership's properties (approximately $75 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 47% (including the Grape Settlement) of the interests in the Partnership settled on these terms. The aggregate distribution in connection with the December 12, 2000 offer was approximately $2,830,000. It was paid in full in January 2001.

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

        Results of Operations for the Three and Six Months Ended June 30, 2001

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

        Interest income resulted from the temporary investment of Partnership working capital. For the three and six months ended June 30, 2001, interest income was approximately $47,000 and $104,000, respectively. The decrease in interest income was reflective of the decrease in cash and cash equivalent balances that resulted from the cash distributed to the limited partners in conjunction with the offer to settle and a lower rate-of-return on Certificates of Deposit.

        Accrued expenses for liquidation as of June 30, 2001, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through September 30, 2002. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. Given the uncertainty involved with the ongoing litigation, the General Partner has continuously re-evaluated the estimated costs to wind up and dissolve the Partnership. At June 30, 2001, the provision for liquidation expenses was increased by $401,000 to reflect those revised estimates and the pending trial date in May 2002 (see Item 1, Legal Proceedings, for further discussion).

        The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise. The accrued expenses for liquidation do not take into consideration the possible outcome of the ongoing litigation (aside from estimated attorney fees through September 30, 2002). Such costs are unknown and are not estimable at this time.

        Liquidation expenses incurred for the three and six months ended June 30, 2001, include charges of $2,000 and $5,000, respectively, from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership. Also included in

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

        Results of Operations for the Three and Six Months Ended June 30, 2001 (Cont'd.)

        liquidation expenses incurred for the three and six months ended June 30, 2001, are direct charges of $98,000 and $210,000, respectively, relating to audit fees, tax preparation fees, legal fees and professional services, costs incurred in providing information to the Limited Partners and other miscellaneous costs.


ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

        As of June 30, 2001, the Partnership had cash equivalents of $3,761,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

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

        Thereafter, on December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle this lawsuit and all other claims (including the Madison Partnership Liquidity Investors Litigation referenced below) for payment of each settling limited partner's pro rata share of the proceeds available for distribution from liquidation of the Partnership's properties (approximately $75 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partners for an assignment of all of a settling limited partner's interest in the Partnership to the General Partner. Limited partners holding 47% of the interests (including the Grape Settlement, see Form 10-K for year ended December 31, 2000) in the Partnership settled on these terms.

        The aggregate distribution in connection with the December 12, 2000 offer was approximately $2,830,000. It was paid in full in January 2001.

        On March 6, 2001, all of the defendants other than the Partnership and the general partners filed a motion to be dismissed from the case. Plaintiff filed responsive papers. The court held oral argument on the matter, and has taken the matter under submission.

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

        On August 14, 2000, plaintiffs petitioned the court for an order certifying the action as a class action. Plaintiffs also asked the court to issue a writ mandating that the Partnership immediately distribute all liquidation proceeds to the limited partners. On December 19, 2000, the court denied both motions. The case is currently proceeding only as a derivative action. At a status conference on May 25, 2001, the plaintiffs asked for the court to set a trial date approximately one year later. The court set the trial for May 6, 2002.

        On August 10, 2001, defendants filed a motion for summary adjudication of plaintiff's claim for breach of fiduciary duty. The motion is currently scheduled to be heard on September 11, 2001.

        As noted above, limited partners holding 47% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        a)     Exhibits:

               None.

        b)     Reports on Form 8-K:

               None filed during the three months ended June 30, 2001.

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


By:  DAMSON/BIRTCHER PARTNERS     By: BIRTCHER PARTNERS,
     (General Partner)                a California general partnership

                                      By: BIRTCHER INVESTMENTS,
                                          a California general partnership,
                                          General Partner of Birtcher Partners

                                          By: BIRTCHER LIMITED,
                                              a California limited partnership,
                                              General Partner of Birtcher
                                              Investments

                                              By: BREICORP,
                                                  a California corporation,
                                                  formerly known as Birtcher
                                                  Real Estate Inc., General
                                                  Partner of Birtcher Limited

Date: August 14, 2001                             By: /s/Robert M. Anderson
                                                      ---------------------
                                                      Robert M. Anderson
                                                      Executive Director
                                                      BREICORP

                                  By: LF Special Fund II, L.P.,
                                      a California limited partnership

                                      By: Liquidity Fund Asset Management, Inc.,
                                          a California corporation, General
                                          Partner of LF Special Fund II, L.P.

Date:   August 14, 2001                   By: /s/ Brent R. Donaldson
                                              ----------------------
                                              Brent R. Donaldson
                                              President
                                              Liquidity Fund Asset Management,
                                              Inc.