Form 10-Q
period 2001-09-30
DAMSON BIRTCHER REALTY INCOME FUND I
filed 2001-11-14
CIK 745932

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    September 30, 2001
                  ------------------------


Commission file number    0-13563
                       -------------


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

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001


                                      INDEX


                                                                                                   Page
                                                                                                   ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

                 Statements of Net Assets in Liquidation - September 30, 2001
                 (Unaudited) and December 31, 2000 (Audited)......................................... 3

                 Statements of Changes of Net Assets in Liquidation -
                 Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)................. 4

                 Notes to Financial Statements (Unaudited)........................................... 5

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.........................................10

Item 3.        Quantitative and Qualitative Market Risk Disclosures..................................12


PART II.       OTHER INFORMATION.....................................................................13

                          PART I. FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS


                      DAMSON/BIRTCHER REALTY INCOME FUND-I
                     STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                    September 30,    December 31,
                                                         2001            2000
                                                    -------------    ------------
ASSETS (Liquidation Basis):                          (unaudited)

Cash and cash equivalents                            $3,724,000       $6,734,000
Cash held in escrow                                      86,000           86,000
Receivables, net                                         24,000          103,000
                                                     ----------       ----------

   Total Assets                                       3,834,000        6,923,000
                                                     ----------       ----------

LIABILITIES (Liquidation Basis):

Distributions payable                                        --        2,830,000
Accounts payable and accrued liabilities                104,000          155,000
Accrued expenses for liquidation                        914,000          776,000
                                                     ----------       ----------

   Total Liabilities                                  1,018,000        3,761,000
                                                     ----------       ----------

Net Assets in Liquidation                            $2,816,000       $3,162,000
                                                     ==========       ==========



The accompanying notes are an integral part of these financial statements.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I
               STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)


                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                     2001            2000            2001            2000
                                 -----------     -----------     -----------     ------------
Net assets in liquidation at
 beginning of period             $ 2,863,000     $ 7,209,000     $ 3,162,000     $ 16,122,000
                                 -----------     -----------     -----------     ------------
Increase (decrease) during
 period:
Operating activities:
  Property operating
   loss, net                              --              --              --         (144,000)
  Interest income                     35,000         116,000         140,000          260,000
  Other expense, net                      --         (13,000)             --          (13,000)
                                 -----------     -----------     -----------     ------------

                                      35,000         103,000         140,000          103,000
                                 -----------     -----------     -----------     ------------

Liquidating activities:
  Gain on sale of real estate             --              --              --          151,000
  Distributions to partners               --              --          (2,000)      (9,000,000)
  Provision for liquidation
   expenses                          (82,000)       (117,000)       (484,000)        (181,000)
                                 -----------     -----------     -----------     ------------

                                     (82,000)       (117,000)       (486,000)      (9,030,000)
                                 -----------     -----------     -----------     ------------
Net increase (decrease) in
 assets in liquidation               (47,000)        (14,000)       (346,000)      (8,927,000)
                                 -----------     -----------     -----------     ------------

Net assets in liquidation at
 end of period                   $ 2,816,000     $ 7,195,000     $ 2,816,000     $  7,195,000
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

(2)     Transactions with Affiliates

        The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended September 30, 2001 and 2000, the Partnership incurred approximately $2,000 and $9,000, respectively of such costs. For the nine months there ended, these costs amounted to $7,000 and $71,000, respectively.

        An affiliate of the General Partner provided property management services with respect to the Partnership's properties and received a fee for such services not to exceed 3% of the gross receipts from the properties under management. The Partnership no longer pays property management fees or reimbursements since it has sold all of its properties. Such fees amounted to approximately $0 and $0 for the three months ended September 30, 2001 and 2000 and $0 and $10,000 for the nine months there ended. In addition, an affiliate of the General Partner received $0 and $3,000 for the three months ended September 30, 2001 and 2000, respectively, as reimbursement of costs of on-site property management personnel and other reimbursable costs. For the nine months there ended, such reimbursements were $0 and $46,000, respectively.

        The amended Partnership Agreement provides for the Partnership's payment to the General Partner of an annual asset management fee equal to .25% for 2001 and .35% for 2000 of the aggregate appraised value of the

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(2)     Transactions with Affiliates (Cont'd.)

        Partnership's properties. Appraised value was determined by the General Partner's estimate of fair value. Since the Partnership has sold all of its properties, it no longer pays an asset management fee. Such fees for the three months ended September 30, 2001 and 2000, amounted to $0 and $0, and for the nine months there ended, they amounted to $0 and $9,000, respectively.

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

        On August 10, 2001, defendants filed a motion for summary adjudication of plaintiff's claim for breach of fiduciary duty. The motion was heard on October 16, 2001. The court has taken the matter under submission.

        As noted above, limited partners holding 47% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner.

(4)     Accrued Expenses for Liquidation

        Accrued expenses for liquidation as of September 30, 2001, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through September 30, 2002. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. During the three and nine months ended September 30, 2001, the Partnership incurred $121,000 and $346,000, respectively, of such expenses.

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


NOTES TO FINANCIAL STATEMENTS - UNAUDITED (Cont'd.)

(4)     Accrued Expenses for Liquidation (Cont'd.)

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

        Other Matters

        The Partnership made no regular distributions during the year ended December 31, 2000 or during the nine months ended September 30, 2001. Regular distributions for the year ended December 31, 1999, represented net cash flow generated from the operation of the Partnership's properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. On December 8, 1999, the Partnership made a special distribution of $13,300,000, representing a portion of the proceeds from the sale of five of its six remaining properties. Another special distribution of $9,000,000 was made on March 1, 2000.

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

        As of May 31, 2000, the Partnership had sold all of its operating properties. Two lawsuits remain pending against the Partnership and its General Partner and certain of its affiliates that seek, among other things, unspecified monetary damages. Since these cases are in the discovery phase, there is unavoidable uncertainty regarding their ultimate resolution. The Partnership Agreement mandates that the General

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

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

        Results of Operations for the Three and Nine Months Ended
        September 30, 2001

        The Partnership completed the sale of five of its six remaining properties in three separate transactions during 1999 and sold its last property on May 31, 2000. The Partnership's operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

        For the three months ended September 30, 2001, interest income was approximately $35,000 as compared to $116,000 for the three months ended September 30, 2000. For the nine months there ended, interest income amounted to $140,000 and $260,000, respectively. The decreases in interest income were reflective of the decrease in cash and cash equivalent balances that resulted from the cash distributed to the limited partners in conjunction with the offer to settle and a lower rate-of-return on Certificates of Deposit.

        Accrued expenses for liquidation as of September 30, 2001, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through September 30, 2002. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. Given the uncertainty involved with the ongoing litigation, the General Partner has continuously re-evaluated the estimated costs to wind up and dissolve the Partnership. At September 30, 2001, the provision for liquidation expenses was increased by $82,000 to reflect those revised estimates and the pending trial date in May 2002 (see Item 1, Legal Proceedings, for further discussion).

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

        Liquidation expenses incurred for the three and nine months ended September 30, 2001 include charges of $2,000 and $7,000, respectively,

                      DAMSON/BIRTCHER REALTY INCOME FUND-I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

        Results of Operations for the Three and Nine Months Ended
        September 30, 2001 (Cont'd.)

        from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership. Also included in liquidation expenses incurred for the three and nine months ended September 30, 2001 are direct charges of $118,000 and $318,000, respectively, relating to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

        Other expense for the three and nine months ended September 30, 2000, resulted from the write off of several miscellaneous uncollectable tenant receivables ($7,000) and other minor expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

        As of September 30, 2001, the Partnership had cash equivalents of $3,490,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

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

        On August 10, 2001, defendants filed a motion for summary adjudication of plaintiff's claim for breach of fiduciary duty. The motion was heard on October 16, 2001. The court has taken the matter under submission.

        As noted above, limited partners holding 47% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)     Exhibits:

               None.

        b)     Reports on Form 8-K:

               None filed during the three months ended September 30, 2001.

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


By:  DAMSON/BIRTCHER PARTNERS         By:  BIRTCHER PARTNERS,
     (General Partner)                     a California general partnership

                                           By:  BIRTCHER INVESTMENTS,
                                                a California general partnership,
                                                General Partner of Birtcher Partners

                                                By:  BIRTCHER LIMITED,
                                                     a California limited partnership,
                                                     General Partner of Birtcher Investments

                                                     By:  BREICORP,
                                                          a California corporation,
                                                          formerly known as Birtcher
                                                          Real Estate Inc., General
                                                          Partner of Birtcher Limited

Date:   November 14, 2001                                 By:  /s/Robert M. Anderson
                                                               ---------------------
                                                               Robert M. Anderson
                                                               Executive Director
                                                               BREICORP

                                      By:  LF Special Fund II, L.P.,
                                           a California limited partnership

                                           By:  Liquidity Fund Asset Management, Inc.,
                                                a California corporation, General
                                                Partner of LF Special Fund II, L.P.

Date:   November 14, 2001                       By:  /s/ Brent R. Donaldson
                                                     ----------------------
                                                     Brent R. Donaldson
                                                     President
                                                     Liquidity Fund Asset Management, Inc.

mmmm