Form 10-K
period 2001-12-31
DAMSON BIRTCHER REALTY INCOME FUND I
filed 2002-04-01
CIK 745932

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2001	Commission file number 0-13563

DAMSON/BIRTCHER REALTY INCOME FUND-I

(Exact name of registrant as specified in its charter)

Pennsylvania	13-3264491

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

27611 La Paz Road, Laguna Niguel, California	92656

(Address of principal executive offices)	(Zip Code)

(949) 643-7700

(Registrant’s telephone number)

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

Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s registration statement on Form S-11 (Commission File No. 2-91065), dated June 22, 1985, as supplemented, filed under the Securities Act of 1933 are incorporated by reference into PART IV of this report.

DAMSON/BIRTCHER REALTY INCOME FUND-I

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001

INDEX

DAMSON/BIRTCHER REALTY INCOME FUND-I

PART I

Item 1. BUSINESS

Damson/Birtcher Realty Income Fund-I (the “Partnership”) is a limited partnership formed on May 7, 1984, under the laws of the Commonwealth of Pennsylvania. The General Partner of the Partnership is Damson/Birtcher Partners, a general partnership consisting of LF Special Fund II, L.P., a California limited partnership and Birtcher Partners, a California general partnership. The Partnership was engaged in the business of operating income-producing office buildings, research and development facilities, shopping centers and other commercial or industrial properties acquired by the Partnership in 1984 and 1985. Each of the Partnership’s properties was specified in its prospectus (Commission File No. 2-91065) dated June 22, 1985, as amended.

The Partnership commenced operations on December 18, 1984. As of September 17, 1985, the Partnership was fully subscribed and had admitted Limited Partners with total capital contributions of $97,198,000.

The Partnership’s objectives in operating the properties were: (i) to make regular quarterly cash distributions to the Partners, of which a portion would be tax sheltered; (ii) to achieve capital appreciation over a holding period of at least five years; and (iii) to preserve and protect the Partnership’s capital.

The Partnership sold five of its six remaining properties in three separate transactions in September and October 1999 and sold its last property on May 31, 2000. See Capital Resources and Liquidity in Item 7 for further discussion.

Through 1999, the Partnership derived most of its revenue from rental income. FIserv, Inc. (“FIserv”, formerly d.b.a. Citicorp CIR, Inc.) represented a significant portion of such income. Rental income from FIserv totaled $736,000 in 1999, or approximately 17% of the Partnership’s total rental income.

The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership and operating the Partnership’s properties. The General Partner and its affiliates receive compensation in connection with such activities. See Item 11 and Note 3 to the Financial Statements in Item 8 for a description of such charges.

Item 2. PROPERTIES

As of December 31, 2001, all of the Partnership’s properties had been sold.

Item 3. LEGAL PROCEEDINGS

So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings, except for the following:

Bigelow Diversified Secondary Partnership Fund 1990 litigation

On March 25, 1997, a Limited Partner named Bigelow/Diversified Secondary Partnership Fund 1990 L.P. filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging breach of fiduciary duty and breach of contract and seeking to enjoin the Partnership consent solicitation dated February 18, 1997 relating to the proposal to liquidate the Partnership’s properties and dissolve the Partnership. On April 18, 1997, the court denied the plaintiff’s motion for a preliminary injunction. On June 10, 1997, the court dismissed the plaintiff’s complaint on the basis of lack of personal jurisdiction and forum non conveniens.

In September 1998, Bigelow/Diversified Secondary Partnership 1990 filed suit in

DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 3. LEGAL PROCEEDINGS (Cont’d.)

Bigelow Diversified Secondary Partnership Fund 1990 litigation (Cont’d.)

the Delaware Chancery Court against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, BREICORP, LF Special Fund I, LP, LF Special Fund II. LP, Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging a purported class action on behalf of the limited partners of Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III alleging breach of fiduciary duty and incorporating the allegations set forth in the previously dismissed March 25, 1997 complaint filed in the Court of Chancery of Philadelphia County.

In March 2000, defendants informed the Court and plaintiff that they would bring a Motion for Summary Judgment against the named plaintiff based upon the allegations set forth in plaintiff’s complaint. On April 4, 2000, plaintiff filed its First Amended Class Action and Derivative Complaint against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Properties, Birtcher Ltd., Birtcher Investments, BREICORP, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Liquidity Fund Asset Management, Inc., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson, the Partnership, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III, alleging breach of fiduciary duty, breach of contract, and a derivative claim for breach of fiduciary duty. Defendants have answered the First Amended Complaint.

In October 2000, the Partnership and the General Partner entered into a settlement agreement with Grape Investors, LLC, one of the Partnership’s limited partners, pursuant to which Grape Investors agreed to accept a distribution of its ratable share of the funds held by the Partnership to settle this lawsuit and all other claims (including the Madison Partnership and ISA Partnership litigation referred to below). As the holder of an approximate 7.95% limited partner interest, Grape Investors was the single largest limited partner interest holder. The distribution to Grape was approximately $576,000.

On October 27, 2000, defendants sought permission of the court to communicate an offer to settle to individual limited partners of the Partnership. Plaintiff’s counsel opposed that motion. On December 4, 2000, the court ruled that defendants could communicate an offer to settle to individual limited partners.

Thereafter, on December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle this lawsuit and all other claims (including the Madison Partnership and ISA Partnership Litigation referenced below) for payment of each settling limited partner’s pro rata share of the proceeds available for distribution from liquidation of the Partnership’s properties (approximately $75 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partner for an assignment of all of a settling limited partner’s interest in the Partnership to the General Partner. Limited partners holding approximately 47.01% of the interests (including the Grape Investors Settlement) in the Partnership settled on these terms.

The aggregate distribution in connection with the December 12, 2000 offer, which was reflected as an accrual at December 31, 2000, was approximately $2,830,000. It was paid in full in January 2001.

On March 6, 2001, all of the defendants other than the Partnership and the general partner filed a motion to be dismissed from the case. Plaintiff filed responsive papers. The court held oral argument in July 2001, and in a Memorandum Opinion dated December 4, 2001, dismissed all of the defendants (other than the Partnership and the General Partner) from the breach of contract claims.

On December 4, 2001, the Partnership and the General Partner mailed to the limited partners a second offer to settle this lawsuit and all other claims (including the Madison Partnership and ISA Partnership Litigation referenced below) for payment of each settling limited partner’s pro rata share of the proceeds available for distribution from liquidation of the Partnership’s properties (approximately $65 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partner for an assignment of all of a settling limited partner’s interest in the Partnership to the General Partner. As of December 31, 2001, limited partners holding 4.66% of the interests in the Partnership settled on these terms and an additional 7.26% settled on February 28, 2002.

DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 3. LEGAL PROCEEDINGS (Cont’d.)

Bigelow Diversified Secondary Partnership Fund 1990 litigation (Cont’d.)

The aggregate distribution in connection with the December 4, 2001 offer, was approximately $748,000, of which $292,000 was paid on December 31, 2001 and $456,000 was paid on February 28, 2002. Limited partners holding a total aggregate of approximately 58.93% of the interests in the Partnership have now settled.

Madison Partnership and ISA Partnership Litigation

On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp, LF Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships’ properties and to maximize the returns to the Partnerships’ limited partners. The complaint seeks unspecified monetary damages, attorneys’ fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee.

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

On August 10, 2001, defendants filed a motion for summary adjudication of plaintiff’s claim for breach of fiduciary duty. The motion was heard on September 11, 2001. On December 2, 2001, the court granted defendants’ motion and dismissed plaintiff’s claim for breach of fiduciary duty.

On March 4, 2002, defendants filed a motion for summary adjudication of their sole remaining claim for breach of contract. The motion will be heard on April 2, 2002.

On March 15, 2002, plaintiffs filed a motion for leave to file a second amended complaint, based upon allegations of breach of contract, intentional interference with contractual relations and intentional interference with prospective economic advantage. Unless the case is dismissed pursuant to the motion for summary adjudication, this motion will be heard on April 9, 2002.

As noted above, limited partners holding approximately 58.93% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner as of February 28, 2002.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

Item 5. MARKET FOR THE REGISTRANT’S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

There is no public market for the limited partnership interests and a market is not expected to develop as such limited partnership interests are not publicly traded or freely transferable.

DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 5. MARKET FOR THE REGISTRANT’S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS (Cont’d.)

As of February 28, 2002, the number of holders of the Partnership’s interests is as follows:

General Partner	1
Limited Partners	5,108

5,109

Through March 2000 (operations ceased in May 2000), the Partnership made quarterly cash distributions to its partners out of distributable cash pursuant to the Partnership’s Agreement of Limited Partnership, when available. Distributable cash from operations was generally paid 99% to the Limited Partners and 1% to the General Partner.

The Partnership has paid the following cash distributions to its Limited Partners:

Calendar
Quarters	2002	2001	2000		1999	1998	1997

First	$456,000*	$2,830,000*	$9,000,000		$263,000	$253,000	$253,000
Second		2,000*	0		311,000	0	253,000
Third		0	0		341,000	0	253,000
Fourth		292,000*	576,000	*	13,300,000	253,000	253,000

*     These distributions were made only to limited partners that settled claims against the Partnership as described in Item 3, Legal Proceedings.

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

DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 5. MARKET FOR THE REGISTRANT’S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS (Cont’d.)

As of December 31, 2001, the Partnership had sold all of its operating properties. Due to the costs of defending and the uncertainty involved with the ongoing litigation, it is probable that future distributions will be limited to a liquidating distribution upon Partnership wind down, should funds be available at that time.

Item 6. SELECTED FINANCIAL DATA

Period Ended
March 31,
1997

Total Revenues	$1,489,000

Net Income:
General Partner	$4,000
Limited Partners	402,000

$406,000

Total Distributions:
General Partner	$2,000

Limited Partners	$253,000

The following summary of financial data is for the period since the Partnership adopted the liquidation basis of accounting.

					Period
					From April 1,
	Years Ended				1997 through
					December 31,
	2001	2000	1999	1998	1997

Property Operating Income, net	$—	$(144,000)	$2,364,000	$3,337,000	$2,308,000

Distributions to Partners	$294,000	$12,406,000	$14,224,000	$511,000	$767,000

Net Assets in Liquidation	$2,493,000	$3,162,000	$16,122,000	$30,796,000	$32,026,000

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Five of the Partnership’s six remaining properties were sold in 1999. Its last property was sold on May 31, 2000.

DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)

Capital Resources and Liquidity (Cont’d.)

Working capital is and will be principally provided from the working capital reserve established by the General Partner.

The Partnership made no regular distributions during the years ended December 31, 2001 or 2000. Regular distributions for the year ended December 31, 1999, represented net cash flow generated from the operation of the Partnership’s properties and interest earned on the temporary investment of working capital, net of capital reserve requirements. On December 8, 1999, the Partnership made a special distribution of $13,300,000, representing a portion of the proceeds from the sale of five of its six remaining properties. Another special distribution of $9,000,000 was made on March 1, 2000. This last special distribution arose out of discussions with the named plaintiffs and their lawyers in the purported class action lawsuits. It represents the culmination of further, private discussions with representatives of Grape Investors, LLC (“Grape”), the holder of the largest investor position in the Partnership (approximately 7.94% of the limited partnership interests).

Commencing in the fourth quarter of 2000, the Partnership has made four distributions to limited partners who settled their claims against the Partnership as described in Item 3, Legal Proceedings. In the aggregate, these distributions total $4,156,000.

As of May 31, 2000, the Partnership had sold all of its operating properties. Two lawsuits remain pending against the Partnership and its General Partner and certain of its affiliates that seek, among other things, unspecified monetary

DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)

Capital Resources and Liquidity (Cont’d.)

damages. The Partnership Agreement mandates that the General Partner provide for all of the Partnership’s liabilities and obligations, including contingent liabilities, before distributing liquidation proceeds to its partners. Therefore, the amount and timing of any distribution of liquidation proceeds will be determined by the General Partner in light of these and other relevant considerations. Due to these uncertainties, it is probable that future distributions will be limited to a liquidating distribution upon Partnership wind down should funds be available at that time.

During the year ended December 31, 1999, the Partnership sold five of its six properties in four separate transactions, and on May 31, 2000 it sold its last property as set forth below:

Ladera-I

On September 22, 1999, the Partnership sold Ladera-I shopping center, in Albuquerque, New Mexico to CA New Mexico, LLC, a wholly-owned subsidiary of CenterAmerica Trust (“CenterAmerica”), a Houston-based real estate investment trust that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates. The sale price was $4,424,000.

CenterAmerica and the Partnership were each represented by third-party brokers in the transaction. The brokers were paid an aggregate $186,803 from the sale proceeds. The General Partner was not paid a disposition fee in connection with the transaction. CenterAmerica did not hire the General Partner or any affiliate to perform asset management or property management services for this property.

The Rubin Pachulsky Dew Transaction

On September 23, 1999, the Partnership sold Certified Warehouse and Distribution Center, in Salt Lake City, Utah, Oakpointe Business Center, in Arlington Heights, Illinois, and Washington Technical Center, in Renton, Washington to Rubin Pachulsky Dew Properties, LLC (“Rubin Pachulsky Dew”) for $5,100,000, $5,600,000 and $3,950,000, respectively, or an aggregate purchase price of $14,650,000. Rubin Pachulsky Dew is a third-party real estate investment entity that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates.

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

Rubin Pachulsky Dew hired an affiliate of Birtcher as property manager for the properties for a fee that is approximately the same as the fee the Partnership previously paid to the General Partner for property management. In addition, Rubin Pachulsky Dew has hired an affiliate of Birtcher to provide certain asset management services for the properties, and will pay an incentive fee approximately equal to 10% of the profits, if any, after Rubin Pachulsky Dew has received a 15% cumulative annual return on its investment. The incentive fee, if earned, is not payable until the last property is sold or four years from date of purchase, whichever comes first.

A portion of the proceeds from the sale of the properties to Rubin Pachulsky Dew continues to be held in escrow. A sum equal to two and one-half percent of the purchase price was held back as a potential source of payment for any claims that might arise related to any Partnership breach of certain representations and warranties related to the sale (released to the Partnership on September 26, 2000) and for any litigation costs that might arise (released to the Partnership on March 23, 2000). The remaining cash held in escrow relates to a holdback for tenant improvements ($85,000) which is still in dispute with the Rubin Pachulsky Dew. The cash held in escrow was included in the calculation of loss on sale of real estate.

DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)

Capital Resources and Liquidity (Cont’d.)

The Cornerstone

On October 15, 1999, Damson/Birtcher Realty Income Fund-I (the “Partnership”) sold The Cornerstone shopping center, in Tempe, Arizona to GDA Real Estate Services, LLC (“GDA”), a Denver-based real estate developer and operator that is not affiliated in any way with the Partnership, its General Partner or the General Partner’s affiliates, for a sale price of $8,500,000.

GDA was represented by two third-party brokers in the transaction. The brokers were paid $170,000 from the sale proceeds. The General Partner was not paid a disposition fee in connection with the transaction. GDA did not hire the General Partner or any affiliate to perform asset management or property management services for this property.

Terracentre

On May 31, 2000, the Partnership sold Terracentre, in Denver, Colorado to Robert E. Collawn (“Collawn”), a Denver real estate developer and operator, for $6,500,000. Collawn is not affiliated in any way with the Partnership, its General Partner or the General Partner’s affiliates.

The Partnership was represented by a third-party broker in the transaction. The broker was paid $227,500 from the sale proceeds. The General Partner earned and was paid a disposition fee of $130,000 in connection with the transaction. Collawn did not hire the General Partner or any affiliate to perform asset management or property management services for this property.

The Partnership realized approximately $6,206,000, in cash proceeds from the sale of Terracentre, after deductions for closing costs and prorations totaling approximately $294,000.

Property Appraisals and Net Asset Value

In accordance with the terms of the Partnership Agreement, each year the Partnership secures an independent appraisal of each of the Partnership’s properties as of January 1.

In lieu of obtaining appraisals as of January 1, 1999, the General Partner calculated an estimated selling price net of estimated selling costs by taking an average of the offer prices, net of estimated selling costs, from its various sale proposals. The General Partner utilized those averages to estimate fair value.

Since Terracentre was the Partnership’s only remaining property and was under contract for sale at a price of $6,500,000, the General Partner adjusted the contract price to account for estimated selling costs and used $5,980,000 as its estimate of fair value as of January 1, 2000. There were no properties to value as of January 1, 2002 or January 1, 2001.

Results of Operations

Year Ended December 31, 2001

Because the Partnership has been liquidating its assets, a year-to-year comparison of the results of operations is not practical. As the Partnership’s assets (properties) were sold, the results of operations have been generated from a smaller asset base, and therefore are not comparable. The Partnership completed the sale of five of its six remaining properties in three separate transactions during 1999 and sold its last property on May 31, 2000. The Partnership’s operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

For the year ended December 31, 2001, interest income was approximately $164,000 as compared to $374,000 for the year ended December 31, 2000. The decrease in interest income was reflective of the decrease in cash and cash equivalent balances that resulted from the cash distributed to the limited partners in conjunction with the offers to settle and a lower rate-of-return on Certificates of Deposit.

DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)

Results of Operations (Cont’d.)

Year Ended December 31, 2001 (Cont’d.)

Accrued expenses for liquidation as of December 31, 2001, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through September 30, 2002. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. Given the uncertainty involved with the ongoing litigation, the General Partner has continuously re-evaluated the estimated costs to wind up and dissolve the Partnership. During the year ended December 31, 2001, the provision for liquidation expenses was increased by an aggregate of $539,000 to reflect those revised estimates and the pending trial date in May 2002 (see Item 3, Legal Proceedings, for further discussion).

The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise from litigation. The accrued expenses for liquidation do not take into consideration the possible outcome of the ongoing litigation (aside from estimated attorney fees through September 30, 2002). Such costs are unknown and are not estimable at this time.

Liquidation expenses incurred for the year ended December 31, 2001 include charges of $11,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership as compared with charges of $74,000 for 2000. These charges decreased due to the fact that operations effectively ceased in May 2000 with sale of the Partnership’s last property. Also included in liquidation expenses incurred for the years ended December 31, 2001 and 2000, are direct charges of $423,000 and $482,000, respectively, relating to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs. The increase in these expenses is primarily related to the estimated attorney fees that have been accrued through September 30, 2000.

Year Ended December 31, 2000

Because the Partnership has been liquidating its assets, a year-to-year comparison of the results of operations is not practical. As the Partnership’s assets (properties) were sold, the results of operations have been generated from a smaller asset base, and therefore are not comparable. The Partnership completed the sale of five of its six remaining properties in three separate transactions during 1999 and sold its last property on May 31, 2000. The Partnership’s operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

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

On May 31, 2000, the Partnership sold Terracentre, in Denver, Colorado to Robert E. Collawn, a Denver real estate developer and operator, for $6,500,000. The Partnership realized a gain on the sale of $151,000, in excess of its carrying value, after deductions for closing costs and prorations totaling approximately $294,000.

Accrued expenses for liquidation as of December 31, 2000, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through December 31, 2001. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner’s liability insurance. During the year ended December 31, 2000, the General Partner continuously re-evaluated the estimated

DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)

Results of Operations (Cont’d.)

Year Ended December 31, 2000 (Cont’d.)

costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly adjusted by an aggregate of $903,000 to reflect the revised estimates.

The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution and the complexities which may arise. The accrued expenses for liquidation do not take into consideration the possible outcome of the ongoing litigation after December 31, 2001. Such costs were unknown and were not estimable as of December 31, 2000.

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

Year Ended December 31, 1999

Because the Partnership has been liquidating its assets, a year-to-year comparison of the results of operations is not practical. As the Partnership’s assets (properties) were sold, the results of operations have been generated from a smaller asset base, and therefore are not comparable. The Partnership completed the sale of five of its six remaining properties in three separate transactions during the year ended December 31, 1999. The Partnership’s operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

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

DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)

Results of Operations (Cont’d.)

Year Ended December 31, 1999 (Cont’d.)

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

General and administrative expenses for the year ended December 31, 1999 include charges of $279,000 from the General Partner and its affiliates for services rendered in connection with administrating the affairs of the Partnership and operating the Partnership’s properties. Also included in general and administrative expenses for the year ended December 31, 1999, are direct charges of $599,000 related to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2001, the Partnership had cash equivalents of $1,949,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page

Independent Auditors’ Report	F-2
Financial Statements:
Statements of Net Assets in Liquidation as of December 31, 2001 and 2000	F-3
Statements of Changes of Net Assets in Liquidation for the Years Ended December 31, 2001, 2000 and 1999	F-4
Notes to Financial Statements	F-5

Information required by schedules called for under Regulation S-X is either not applicable or is included in the financial statements.

DAMSON/BIRTCHER REALTY INCOME FUND-I

INDEPENDENT AUDITORS’ REPORT

To Damson/Birtcher Partners, as General Partner of
Damson/Birtcher Realty Income Fund-I:

We have audited the financial statements of Damson/Birtcher Realty Income Fund-I, a limited partnership as listed in the accompanying index. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation as of December 31, 2001 and 2000 of Damson/Birtcher Realty Income Fund-I, and the changes of net assets in liquidation for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America applied on the basis of accounting discussed in note 2.

KPMG LLP

Orange County, California
February 28, 2002

DAMSON/BIRTCHER REALTY INCOME FUND-I

STATEMENTS OF NET ASSETS IN LIQUIDATION

	December 31,	December 31,
	2001	2000

ASSETS (Liquidation Basis):
Cash and cash equivalents	$3,425,000	$6,734,000
Cash in escrow	85,000	86,000
Accounts receivable	1,000	103,000

Total Assets	3,511,000	6,923,000

LIABILITIES (Liquidation Basis):
Distributions payable	—	2,830,000
Accounts payable and accrued liabilities	137,000	155,000
Accrued expenses for liquidation	881,000	776,000

Total Liabilities	1,018,000	3,761,000

Net Assets in Liquidation	$2,493,000	$3,162,000

The accompanying notes are an integral part of these Financial Statements.

DAMSON/BIRTCHER REALTY INCOME FUND-I

STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION

	For the Years Ended December 31,

	2001	2000	1999

Net assets in liquidation at beginning of year	$3,162,000	$16,122,000	$30,796,000

Increase (decrease) during year:
Operating activities:
Property operating income (loss), net	—	(144,000)	2,364,000
Interest income	164,000	374,000	275,000
General and administrative expenses	—	—	(878,000)
Interest expense on mortgage payable	—	—	(160,000)
Leasing commissions	—	—	(80,000)
Other expenses, net	—	(32,000)	—

	164,000	198,000	1,521,000

Liquidating activities:
Gain (loss) from sale of real estate, net	—	151,000	(538,000)
Adjustment to carrying value of properties	—	—	(1,493,000)
Distribution to partners	(294,000)	(12,406,000)	(14,224,000)
Decrease in (provision for) liquidation expenses	(539,000)	(903,000)	60,000

	(833,000)	(13,158,000)	(16,195,000)

Net decrease in assets in liquidation	(669,000)	(12,960,000)	(14,674,000)

Net assets in liquidation at end of year	$2,493,000	$3,162,000	$16,122,000

The accompanying notes are an integral part of these Financial Statements.

DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS

(1)	Organization and Operations

Damson/Birtcher Realty Income Fund-I (the “Partnership”) is a limited partnership formed on May 7, 1984, under the laws of the Commonwealth of Pennsylvania, for the purpose of acquiring and operating income-producing retail, commercial and industrial properties. The General Partner of the Partnership is Damson/Birtcher Partners, a general partnership originally consisting of Equity Properties, Inc. (“EPI”), an indirect, wholly-owned subsidiary of Damson Oil Corporation and Birtcher Partners, a California general partnership. In December 1992, EPI withdrew as a general partner of the Damson/Birtcher Partners and LF Special Fund II, L.P. was added as a general partner of the General Partner. Under the terms of the General Partner’s Partnership Agreement, Birtcher Partners or its affiliates, remains responsible for the day-to-day management of the Partnership’s assets.

The Partnership’s original investment objectives contemplated that it would hold its properties for a period of at least five years, with decisions about the actual timing of property sales or other dispositions to be left to the General Partner’s discretion based on the anticipated remaining economic benefits of continued ownership and other factors.

On February 18, 1997, the Partnership mailed a Consent Solicitation to the Limited Partners which sought their consent to dissolve the Partnership and sell and liquidate all of its remaining properties as soon as practicable, consistent with obtaining reasonable value for the Partnership’s properties. A majority in interest of the Limited Partners consented by March 14, 1997. As a result, the Partnership adopted the liquidation basis of accounting as of March 31, 1997. The difference between the adoption of the liquidation basis of accounting as of March 14, 1997 and March 31, 1997 was not material.

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

As of December 31, 1995 the General Partner decided to treat its properties as held for sale, instead of for investment, for financial statement purposes given the mandate of the May 5, 1993 Information Statement. Since adoption of the 1993 amendment, the General Partner considered several preliminary indications of interest from third parties to acquire some or all of the Partnership’s properties. Apart from the sale of Arlington Executive Plaza, these transactions never materialized, primarily because the General Partner rejected as too low the valuations of the Partnership’s remaining properties as proposed by the potential purchasers. The Partnership’s properties were held for sale throughout 1997 and 1998. Five of the Partnership’s six remaining properties were sold in 1999 and the last property was sold on May 31, 2000.

In accordance with the terms of the Partnership Agreement, each year the Partnership secures an independent appraisal of each of the Partnership’s properties as of January 1. In lieu of obtaining appraisals as of January 1, 2000, the General Partner calculated the estimated selling price net of estimated selling costs of Partnership’s only remaining property (Terracentre) at $6,500,000, based upon the fact that as of March 10, 2000 it was under contract for sale at that amount. Accordingly, at January 1, 2000, the General Partner estimated the fair value, net of estimated selling costs, of the remaining property to be $5,980,000. Terracentre was subsequently sold on May 31, 2000 for $6,500,000.

On October 19, 2000, Grape Investors, LLC (“Grape”), the holder of approximately 7.95% of the limited partnership interests of the Partnership, settled its portion of the purported class action lawsuits entitled “Bigelow/Diversified Secondary Partnerships Fund 1990 Litigation” and Madison Partnership and ISA Partnership Litigation” (the “Grape Settlement”). See Note 5.

DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(2)	Summary of Significant Accounting Policies

Liquidation Basis

The Partnership adopted the liquidation basis of accounting as of March 31, 1997. The liquidation basis of accounting is appropriate when liquidation appears imminent, the Partnership can no longer be classified as a going concern and the net realizable values of the Partnership’s assets are reasonably determinable. Under this method of accounting, assets and liabilities are stated at their estimated net realizable values and costs of liquidating the Partnership are provided to the extent reasonably determinable.

In June 1999, the General Partner determined that the carrying values of Ladera-I Shopping Center and Oakpointe were in excess of their respective estimated net realizable values, net of estimated selling costs. As a result, their carrying values were adjusted by $1,217,000 and $500,000, to $4,203,000, and $5,812,000, respectively. Gains and (Losses) amounted to $20,000 and ($280,000), respectively upon their actual sales.

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

Cash and Cash Equivalents

The Partnership invests its excess cash balances in short-term investments (cash equivalents). These investments are stated at cost, which approximates market, and consist of money market, certificates of deposit and other non-equity-type cash investments. Cash equivalents at December 31, 2001 and 2000, totaled $3,386,000 and $6,575,000, respectively. Cash equivalents are defined as temporary non-equity investments with original maturities of three months or less, which can be readily converted into cash and are not subject to changes in market value; however, are subject to interest rate risk.

Revenue Recognition

Rental income has been recognized according to the lease terms.

Income Taxes

Income taxes are not levied at the Partnership level, but rather on the individual partners; therefore, no provision or liability for Federal and State income taxes has been reflected in the accompanying financial statements.

Following are the Partnership’s assets and liabilities as determined in accordance with generally accepted accounting principles (“GAAP”) (liquidation basis of accounting) and for federal income tax reporting purposes at December 31:

	2001		2000

	GAAP Basis	Tax Basis	GAAP Basis	Tax Basis
	(Liquidation)	(Unaudited)	(Liquidation)	(Unaudited)

Total Assets	$3,511,000	$15,648,000	$6,923,000	$19,098,000
Total Liabilities	$1,018,000	$137,000	$3,761,000	$2,985,000

DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(2)	Summary of Significant Accounting Policies (Cont’d.)

Income Taxes (Cont’d.)

Following are the differences between Financial Statement and tax return income:

	2001	2000	1999

Change in net assets in liquidation from operating activities including adjustments to carrying values of real estate	$164,000	$198,000	$28,000
Adjustment to carrying value of real estate	—	—	1,493,000
Depreciation differences on investments in real estate	—	(329,000)	(2,913,000)
Loss on sale of property in excess of book value	—	(5,278,000)	(6,710,000)
Accrued liquidation costs expensed for tax purposes	—	—	(384,000)
Other	(473,000)	(638,000)	81,000
Taxable income (loss) per Federal tax return (unaudited)	$(309,000)	$(6,047,000)	$(8,405,000)

Earnings and Distributions Per Unit

The Partnership Agreement does not designate investment interests in units. All investment interests are calculated on a “percent of Partnership” basis, in part to accommodate original reduced rates on sales commissions for subscriptions in excess of certain specified amounts. A Limited Partner who was charged a reduced sales commission or no sales commission was credited with proportionately larger Invested Capital and therefore had a disproportionately greater interest in the capital and revenues of the Partnership than a Limited Partner who paid commissions at a higher rate.

As a result, the Partnership has no set unit value as all accounting, investor reporting and tax information is based upon each investor’s relative percentage of Invested Capital. Accordingly, earnings or loss per unit is not presented in the accompanying financial statements.

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

The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the years ended December 31, 2001, 2000 and 1999, the Partnership was charged with approximately $11,000, $74,000 and $132,000, respectively, of such expenses.

An affiliate of the General Partner provided property management services

DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(3)	Transactions with Affiliates (Cont’d.)

with respect to the Partnership’s properties and received a fee for such services not to exceed 3% of the gross receipts from the properties under management. Such fees amounted to approximately $0 in 2001, $10,000 in 2000 and $131,000 in 1999. In addition, the affiliate of the General Partner received $0 in 2001, $47,000 in 2000 and $270,000 in 1999, as reimbursement of costs for on-site property management personnel and other reimbursable costs.

The amended Partnership Agreement provides for the Partnership’s payment to the General Partner of an annual asset management fee equal to .75% of the aggregate appraised value of the Partnership’s properties as determined by independent appraisal undertaken in January of each year prior to 1997 and .65% for 1997, .55% for 1998, .45% for 1999 and .35% in 2000 and .25% for 2001. Such fees for the years ended December 31, 2001, 2000 and 1999, amounted to $0, $9,000 and $125,000, respectively. In addition, the amended Partnership Agreement provides for payment to the General Partner of a leasing fee for services rendered in connection with leasing space in a Partnership property after the expiration or termination of any lease of such space including renewal options. Fees for leasing services for the year ended December 31, 2001, 2000 and 1999, amounted to $0, $0 and $22,000, respectively.

(4)	Gain/Loss from Sale of Real Estate

During the years ended December 31, 1999 and 2000, the Partnership sold all of its remaining properties in four separate transactions, as set forth below:

Ladera-I

On September 22, 1999, the Partnership sold Ladera-I shopping center, in Albuquerque, New Mexico to CA New Mexico, LLC, a wholly-owned subsidiary of CenterAmerica Trust (“CenterAmerica”), a Houston-based real estate investment trust that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates. The sale price was $4,424,000.

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

The Rubin Pachulsky Dew Transaction

On September 23, 1999, the Partnership sold Certified Warehouse and Distribution Center, in Salt Lake City, Utah, Oakpointe Business Center, in Arlington Heights, Illinois, and Washington Technical Center, in Renton, Washington to Rubin Pachulsky Dew Properties, LLC (“Rubin Pachulsky Dew”) for $5,100,000, $5,600,000 and $3,950,000, respectively, or an aggregate purchase price of $14,650,000. Rubin Pachulsky Dew is a third-party real estate investment entity that is not affiliated in any way with the Partnership, its General Partner or any of its principals or affiliates.

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

Rubin Pachulsky Dew hired an affiliate of Birtcher as property manager for the properties for a fee that is approximately the same as the fee the Partnership previously paid to the General Partner for property management.

DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(4)	Gain/Loss from the Sale of Real Estate (Cont’d.)

The Rubin Pachulsky Dew Transaction (Cont’d.)

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

A portion of the proceeds from the sale of the properties to Rubin Pachulsky Dew continues to be held in escrow. A sum equal to two and one-half percent of the purchase price was held back as a potential source of payment for any claims that might arise related to any Partnership breach of certain representations and warranties related to the sale (expiring on September 23, 2000) and for any litigation costs that might arise (released to the Partnership on March 23, 2000). The remaining cash held in escrow relates to a holdback for tenant improvements ($85,000) which is still in dispute with Rubin Pachulsky Dew. The cash held in escrow has been included in the calculation of loss on sale of real estate.

The sales of Certified Warehouse, Oakpointe Business Center and Washington Technical Center resulted in net gains or (losses) of approximately ($623,000), ($280,000) and $459,000, respectively upon disposition.

The Cornerstone

On October 15, 1999, the Partnership sold The Cornerstone shopping center, in Tempe, Arizona to GDA Real Estate Services, LLC (“GDA”), a Denver-based real estate developer and operator that is not affiliated in any way with the Partnership, its General Partner or the General Partner’s affiliates, for a sale price of $8,500,000.

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

Terracentre

On May 31, 2000, the Partnership sold Terracentre, in Denver, Colorado to Robert E. Collawn (“Collawn”), a Denver real estate developer and operator, for $6,500,000. The Partnership realized a gain on the sale of $151,000, in excess of its carrying value, after deducting for closing costs and prorations totaling approximately $294,000. Collawn is not affiliated in any way with the Partnership, its General Partner or the General Partner’s affiliates.

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

Litigation

So far as is known to the General Partner, neither the Partnership nor its properties are subject to any material pending legal proceedings, except for the following:

DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(5)	Commitments and Contingencies (Cont’d.)

Litigation (Cont’d.)

Bigelow Diversified Secondary Partnership Fund 1990 litigation

On March 25, 1997, a Limited Partner named Bigelow/Diversified Secondary Partnership Fund 1990 L.P. filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging breach of fiduciary duty and breach of contract and seeking to enjoin the Partnership consent solicitation dated February 18, 1997 relating to the proposal to liquidate the Partnership’s properties and dissolve the Partnership. On April 18, 1997, the court denied the plaintiff’s motion for a preliminary injunction. On June 10, 1997, the court dismissed the plaintiff’s complaint on the basis of lack of personal jurisdiction and forum non conveniens.

In September 1998, Bigelow/Diversified Secondary Partnership 1990 filed suit in the Delaware Chancery Court against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, BREICORP, LF Special Fund I, LP, LF Special Fund II. LP, Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson alleging a purported class action on behalf of the limited partners of Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III alleging breach of fiduciary duty and incorporating the allegations set forth in the previously dismissed March 25, 1997 complaint filed in the Court of Chancery of Philadelphia County.

In March 2000, defendants informed the Court and plaintiff that they would bring a Motion for Summary Judgment against the named plaintiff based upon the allegations set forth in plaintiff’s complaint. On April 4, 2000, plaintiff filed its First Amended Class Action and Derivative Complaint against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Properties, Birtcher Ltd., Birtcher Investments, BREICORP, L.F. Special Fund II, L.P., L.F. Special Fund I, L.P., Liquidity Fund Asset Management, Inc., Arthur Birtcher, Ronald Birtcher, Robert Anderson, Richard G. Wollack and Brent R. Donaldson, the Partnership, Damson/Birtcher Realty Income Fund-II and Real Estate Income Partners III, alleging breach of fiduciary duty, breach of contract, and a derivative claim for breach of fiduciary duty. Defendants have answered the First Amended Complaint.

In October 2000, the Partnership and the General Partner entered into a settlement agreement with Grape Investors, LLC, one of the Partnership’s limited partners, pursuant to which Grape Investors agreed to accept a distribution of its ratable share of the funds held by the Partnership to settle this lawsuit and all other claims (including the Madison Partnership and ISA Partnership litigation referred to below). As the holder of an approximate 7.95% limited partner interest, Grape Investors was the single largest limited partner interest holder.

On October 27, 2000, defendants sought permission of the court to communicate an offer to settle to individual limited partners of the Partnership. Plaintiff’s counsel opposed that motion. On December 4, 2000, the court ruled that defendants could communicate an offer to settle to individual limited partners.

Thereafter, on December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle this lawsuit and all other claims (including the Madison Partnership and ISA Partnership Litigation referenced below) for payment of each settling limited partner’s pro rata share of the proceeds available for distribution from liquidation of the Partnership’s properties (approximately $75 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partner for an assignment of all of a settling limited partner’s interest

DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(5)	Commitments and Contingencies (Cont’d.)

Litigation (Cont’d.)

Bigelow Diversified Secondary Partnership Fund 1990 litigation (Cont’d.)

in the Partnership to the General Partner. Limited partners holding approximately 47.01% of the interests (including the Grape Investors Settlement) in the Partnership settled on these terms.

The aggregate distribution in connection with the December 12, 2000 offer, which was reflected as an accrual at December 31, 2000, was approximately $2,830,000. It was paid in full in January 2001.

On March 6, 2001, all of the defendants other than the Partnership and the general partner filed a motion to be dismissed from the case. Plaintiff filed responsive papers. The court held oral argument in July 2001, and in a Memorandum Opinion dated December 4, 2001, dismissed all of the defendants (other than the Partnership and the General Partner) from the breech of contract claims.

On December 4, 2001, the Partnership and the General Partner mailed to the limited partners a second offer to settle this lawsuit and all other claims (including the Madison Partnership and ISA Partnership Litigation referenced below) for payment of each settling limited partner’s pro rata share of the proceeds available for distribution from liquidation of the Partnership’s properties (approximately $65 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partner for an assignment of all of a settling limited partner’s interest in the Partnership to the General Partner. As of December 31, 2001, limited partners holding 4.66% of the interests in the Partnership settled on these terms and an additional 7.26% settled on February 28, 2002.

The aggregate distribution in connection with the December 4, 2001 offer, was approximately $748,000, of which $292,000 was paid on December 31, 2001 and $456,000 was paid on February 28, 2002. Limited partners holding a total aggregate of 58.93% of the interests in the Partnership have now settled.

Madison Partnership and ISA Partnership Litigation

On April 2, 1999, Madison Partnership Liquidity Investors XVI, LLC and ISA Partnership Liquidity Investors filed a purported class and derivative action in the California Superior Court in Orange County, California against Damson Birtcher Partners, Birtcher/Liquidity Properties, Birtcher Partners, Birtcher Investors, Birtcher Investments, Birtcher Limited, Breicorp, LF Special Fund II, L.P., Liquidity Fund Asset Management, Inc., Robert M. Anderson, Brent R. Donaldson, Arthur B. Birtcher, Ronald E. Birtcher, and Richard G. Wollack, Defendants, and Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III, Nominal Defendants. The complaint asserts claims for breach of fiduciary duty and breach of contract. The gravamen of the complaint is that the General Partners of these limited partnerships have not undertaken all reasonable efforts to expedite liquidation of the Partnerships’ properties and to maximize the returns to the Partnerships’ limited partners. The complaint seeks unspecified monetary damages, attorneys’ fees and litigation expenses, and an order for dissolution of the partnerships and appointment of an independent liquidating trustee.

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

On August 10, 2001, defendants filed a motion for summary adjudication of

DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(5)	Commitments and Contingencies (Cont’d.)

Litigation (Cont’d.)

Madison Partnership and ISA Partnership Litigation (Cont’d.)

plaintiff’s claim for breach of fiduciary duty. The motion was heard on September 11, 2001. On December 4, 2001, the court granted defendants’ motion and dismissed plaintiff’s claim for breach of fiduciary duty.

On March 4, 2002, defendants filed a motion for summary adjudication of their sole remaining claim for breach of contract. The motion will be heard on April 2, 2002.

On March 15, 2002, plaintiffs filed a motion for leave to file a second amended complaint, based upon allegations of breach of contract, intentional interference with contractual relations and intentional interference with prospective economic advantage. Unless the case is dismissed pursuant to the motion for summary adjudication, this motion will be heard on April 9, 2002.

As noted above, limited partners holding approximately 58.93% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner as of February 28, 2002.

(6)	Accrued Expenses for Liquidation

Accrued expenses for liquidation as of December 31, 2001, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through September 30, 2002. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees, other professional services and the general partner’s liability insurance. During the year ended December 31, 2001, the General Partner continuously re-evaluated the estimated costs to wind up and dissolve the Partnership given the uncertainty involved with the ongoing litigation. The provision for liquidation expenses was accordingly adjusted by an aggregate of $539,000 to reflect the revised estimates.

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

(7)	Quarterly Results of Operations (Unaudited)

	For the Quarters ended

	12/31/2001	9/30/2001	6/30/2001	3/31/2001

Increase in net assets from operating activities, net	$24,000	$35,000	$48,000	$57,000
Decrease in net assets from liquidating activities, net	(347,000)	(82,000)	(404,000)	—

Net increase (decrease) in assets in liquidation	$(323,000)	$(47,000)	$(356,000)	$57,000

	For the Quarters ended

	12/31/2000	9/30/2000	6/30/2000	3/31/2000

Increase (decrease) in net assets from operating activities, net	$95,000	$103,000	$(20,000)	$20,000
Increase (decrease) in net assets from liquidating activities, net	(4,128,000)	(117,000)	112,000	(9,025,000)

Net increase (decrease) in assets in liquidation	$(4,033,000)	$(14,000)	$92,000	$(9,005,000)

DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS (Cont’d.)

(8)	Subsequent Event

On February 28, 2002, the Partnership made a distribution of $456,000, in connection with the December 4, 2001 offer to the limited partners who settled after December 28, 2001. As of February 28, 2002 and since December 28, 2001, limited partners holding an additional 7.26% of the interests in the Partnership settled on these terms (approximately $65 per $1,000 of original investment interest, plus a nominal payment of $1.00 from the General Partner), in exchange for assignment of all of the settling limited partner’s interest in the Partnership to the General Partner. As of February 28, 2002, limited partners holding a total aggregate of 58.93% have settled all of their claims against the General Partner and its affiliates.

DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership and the General Partner have no directors or executive officers. The General Partner of the Partnership is Damson/Birtcher Partners, a California general partnership of which Birtcher Partners, a California general partnership, and LF Special Fund II, L.P., a California limited partnership, are the general partners. Under the terms of the Partnership Agreement, Birtcher Partners is responsible for the day-to-day management of the Partnership’s assets.

The general partner of LF Special Fund II, L.P., is Liquidity Fund Asset Management, Inc., a California corporation affiliated with Liquidity Financial Group, L.P. The principals and officers of Liquidity Fund Asset Management, Inc. are as follows:

• Richard G. Wollack, Chairman of the Board

• Brent R. Donaldson, President

• Deborah M. Richard, Chief Financial Officer

The general partner of Birtcher Partners is Birtcher Investments, a California general partnership. Birtcher Investments’ general partner is Birtcher Limited, a California limited partnership and its general partner is BREICORP, a California corporation. The principals and relevant officers of BREICORP are as follows:

• Ronald E. Birtcher, Co-Chairman of the Board

• Arthur B. Birtcher, Co-Chairman of the Board

• Robert M. Anderson, Executive Director

Item 11. EXECUTIVE COMPENSATION

The table on the following page sets forth the fees, compensation and other expense reimbursements paid to the General Partner and its affiliates in all capacities for each year in the three-year period ended December 31, 2001.

	Year Ended December 31,

	2001	2000	1999

General Partner’s 1% share of distributable cash	$—	$—	$9,000
Asset management fees	—	9,000	125,000
Property management fees	—	10,000	131,000
Leasing fees	—	—	22,000
Property management expense reimbursements	—	47,000	270,000
Disposition fees	—	130,000	99,000
Other expense reimbursements	11,000	74,000	132,000

TOTAL	$11,000	$270,000	$788,000

DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2001, Damson/Birtcher Partners, a California general partnership, was the beneficial owner of certain limited partnership interests, as follows:

Title of	Name and address of	Amount and nature of	Percent
Class	beneficial owner	beneficial ownership (1)	of Class

Limited	Damson/Birtcher Partners	$50,214,000	51.67%
Partnership	27611 La Paz Road
Interests (2)	Laguna Niguel, CA

(1)	Based upon original invested capital.

(2)	Residual interest in any derivative action.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning transactions to which the Registrant was or is to be a party in which the General Partner or its affiliates had or are to have a direct or indirect interest, see Notes 1 and 3 to the Financial Statements in Item 8, which information is incorporated herein by reference.

PART IV

Item 14. EXHIBITS AND REPORTS ON FORM 8-K

a)	1. and 2. Financial Statements:
See accompanying Index to Financial Statements to Item 8, which information is incorporated herein by reference.

3.	Exhibits:

Articles of Incorporation and Bylaws

(a)	The Amended and Restated Agreement of Limited Partnership incorporated by reference to Exhibit A to the Partnership’s prospectus contained in the Partnership’s registration statement on Form S-11 (Commission File No. 2-91065), dated June 22, 1985, as supplemented filed under the Securities Act of 1933.

10.	Material Contracts

(a)	Revised Property Management Agreement dated April 2, 1985 between Birtcher Properties and the Registrant for Certified Distribution Center. Incorporated by reference to Exhibit 19(a)(4) of the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1985. (SUPERSEDED)
(b)	Property Management Agreement dated May 10, 1985, between Birtcher Properties and the Registrant for Ladera Shopping Center. Incorporated by reference to Exhibit 19(a)(6) of the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1985. (SUPERSEDED)
(c)	Property Management Agreement dated July 17, 1985, between Birtcher Properties and the Registrant for The Cornerstone. Incorporated by reference to Exhibit 19(a)(8) of the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1985. (SUPERSEDED)

DAMSON/BIRTCHER REALTY INCOME FUND-I

Item 14. EXHIBITS AND REPORTS ON FORM 8-K (Cont’d.)

10.	Material Contracts (Cont’d.)

(d)	Property Management Agreement dated September 6, 1985, between Birtcher Properties and the Registrant for Terracentre. Incorporated by reference to Exhibit 19(a)(10) of the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1985. (SUPERSEDED)
(e)	Property Management Agreement dated September 16, 1985, between Birtcher Properties and the Registrant for Oakpointe (formerly Lincoln Atrium Center). Incorporated by reference to Exhibit 19(a)(12) of the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1985. (SUPERSEDED)
(f)	Property Management Agreement dated October 24, 1991, between Glenborough Management Corporation and the Registrant for Arlington Executive Plaza, Certified Distribution Center, The Cornerstone, Ladera-I Shopping Center, Oakpointe, Terracentre and Washington Technical Center. Incorporated by reference to Exhibit 1 of the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991. (SUPERSEDED)
(g)	Agreement for Partnership administrative services dated October 24, 1991, between Glenborough Management Corporation and the Registrant for the services described therein. Incorporated by reference to Exhibit 2 of the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991. (SUPERSEDED)
(h)	Property Management Agreement, dated October 29, 1993, between Birtcher Properties and the Registrant for Arlington Executive Plaza, Certified Distribution Center, The Cornerstone, Ladera-I Shopping Center, Oakpointe, Terracentre, and Washington Technical Center. Incorporated by reference to Exhibit 1 of the Partnership Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

b)	Reports on Form 8-K:

                    None filed during the year ended December 31, 2001.

DAMSON/BIRTCHER REALTY INCOME FUND-I

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

DAMSON/BIRTCHER REALTY INCOME FUND-I

By: DAMSON/BIRTCHER PARTNERS (General Partner)	By:	BIRTCHER PARTNERS, a California general partnership

By:	BIRTCHER INVESTMENTS,
a California general partnership,
General Partner of Birtcher Partners

By:	BIRTCHER LIMITED, a California limited partnership,
General Partner of Birtcher
Investments

By:	BREICORP,
a California corporation,
formerly known as Birtcher
Real Estate Inc., General
Partner of Birtcher Limited

Date: March 29, 2002	By:	/s/ Robert M. Anderson

Robert M. Anderson
Executive Director
BREICORP

By:	LF Special Fund II, L.P.,
a California limited partnership

By:	Liquidity Fund Asset Management, Inc.,
a California corporation, General
Partner of LF Special Fund II, L.P.

Date: March 29, 2002	By:	/s/ Brent R. Donaldson

Brent R. Donaldson
President
Liquidity Fund Asset Management, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Damson/Birtcher Partners (General Partner of the Registrant) and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Arthur B. Birtcher Arthur B. Birtcher	Co-Chairman of the Board - BREICORP	March 29, 2002

/s/ Ronald E. Birtcher Ronald E. Birtcher	Co-Chairman of the Board - BREICORP	March 29, 2002

/s/ Richard G. Wollack Richard G. Wollack	Chairman of Liquidity Fund Asset Management, Inc.	March 29, 2002