Form 10-Q
period 2002-03-31
DAMSON BIRTCHER REALTY INCOME FUND I
filed 2002-05-15
CIK 745932

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002     Commission file number 0-13563

DAMSON/BIRTCHER REALTY INCOME FUND — I

(Exact name of registrant as specified in its charter)

Pennsylvania	13-3264491

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27611 La Paz Road, P.O. Box 30009, Laguna Niguel, California	92607-0009

(Address of principal executive offices)	(Zip Code)

(949) 643-7700

(Registrant’s telephone number, including area code)

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

DAMSON/BIRTCHER REALTY INCOME FUND-I
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2002

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Statements of Net Assets in Liquidation — March 31, 2002 (Unaudited) and December 31, 2001 (Audited)	3

	Statements of Changes of Net Assets in Liquidation — Three Months Ended March 31, 2002 and 2001 (Unaudited)	4

	Notes to Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 6.	Exhibits and Reports on Form 8-K	16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAMSON/BIRTCHER REALTY INCOME FUND-I

STATEMENTS OF NET ASSETS IN LIQUIDATION

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS (Liquidation Basis):
Cash and cash equivalents	$2,882,000	$3,425,000
Cash held in escrow	85,000	85,000
Receivables, net	5,000	1,000

Total Assets	2,972,000	3,511,000

LIABILITIES (Liquidation Basis):
Accounts payable and accrued liabilities	177,000	137,000
Accrued expenses for liquidation	335,000	881,000

Total Liabilities	512,000	1,018,000

Net Assets in Liquidation	$2,460,000	$2,493,000

The accompanying notes are an integral part of these financial statements.

DAMSON/BIRTCHER REALTY INCOME FUND-I

STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION

(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Net assets in liquidation at beginning of period	$2,493,000	$3,162,000

Increase during period:
Operating activities — interest income	15,000	57,000

	15,000	57,000

Liquidating activities:
Distributions to partners	(456,000)	—
Decrease in provision for liquidation expenses	408,000	—

	(48,000)	—

Net increase (decrease) in assets in liquidation	(33,000)	57,000

Net assets in liquidation at end of period	$2,460,000	$3,219,000

The accompanying notes are an integral part of these financial statements.

DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS — UNAUDITED

(1)	Accounting Policies

The financial statements of Damson/Birtcher Realty Income Fund-I (the “Partnership”) included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, are necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2001.

The Partnership uses the liquidation basis of accounting.

Sale of the Properties

The Partnership sold five of its six remaining properties during the year ended December 31, 1999 and sold its last property on May 31, 2000.

(2)	Transactions with Affiliates

The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended March 31, 2002 and 2001, the Partnership incurred approximately $3,000 and $3,000, respectively of such costs.

(3)	Commitments and Contingencies

Litigation

On May 6, 2002, Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III (the “Partnerships”), their general partners and all other remaining defendants entered into a settlement agreement with the named plaintiffs in the Bigelow/Diversified Secondary Partnership Fund 1990 litigation and the Madison Partnership and ISA Partnership litigation. (Each of these matters is described more fully below.) Pursuant to the settlement agreement, the general partners and their insurer will contribute $2,500,000 to the Partnerships for distribution to all current limited partners according to an allocation formula that guarantees that the settlement amount received by the limited partners, plus all remaining funds available for distribution by the Partnerships, will be at least 6% more than the amount the limited partners received pursuant to the defendants’ 2000 settlement offer. Plaintiffs’ counsel will apply to the court for an award of attorneys’ fees, costs and expenses not to exceed $1,000,000, to be paid

DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Cont’d.)

(3)	Commitments and Contingencies (Cont’d.)

Litigation (Cont’d.)

out of the settlement funds, with the attorneys’ fees portion of the application not to exceed $900,000. The general partners and the other remaining defendants have agreed to take no position on this application. Plaintiffs’ counsel also intend to apply to the court for incentive awards to the plaintiffs, not to exceed $30,000 in aggregate, which will be deducted from the award of attorneys’ fees. In exchange, both cases will be dismissed with prejudice and class members will release the Partnerships, their general partners and other defendants and their affiliates and insurers from any and all claims.

The settlement has been submitted to the Superior Court of the State of California for the County of Orange for preliminary approval. Assuming it gives preliminary approval, the Court then will authorize the Partnership to mail notice of the proposed settlement to all class members. If the members of the class wish to obtain the benefits of the settlement, they need do nothing in response to the notice. If any member of the class wishes to oppose the settlement, that member must make his or her objections known by filing a written statement with the Superior Court by a date certain in mid-June, which date will be specified in the notice. The settlement is subject to final approval by the Superior Court of the State of California, plus dismissal with prejudice of the Bigelow action by the Delaware Chancery Court.

The settlement agreement contemplates final approval of the settlement and a final distribution of cash to limited partners in September 2002. We anticipate that the Partnerships will shortly thereafter wind up their operations, deregister their partnership interests under the Securities Exchange Act of 1934 and complete their dissolution.

So far as is known to the General Partner, the Partnership is not subject to any material pending legal proceedings, except for the following:

Bigelow/Diversified Secondary Partnership’s Fund 1990 Litigation

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

In September 1998, Bigelow/Diversified Secondary Partnership 1990 filed suit in the Delaware Chancery Court against Damson/Birtcher Partners,

DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Cont’d.)

(3)	Commitments and Contingencies (Cont’d.)

Litigation (Cont’d.)

Bigelow/Diversified Secondary Partnership’s Fund 1990 Litigation (Cont’d.)

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

On October 27, 2000, defendants sought permission of the court to communicate an offer to settle to individual limited partners of the Partnership. Plaintiff’s counsel opposed that motion. On December 4, 2000, the court ruled that defendants could communicate an offer to settle to individual limited partners. The distribution to Grape was approximately $576,000.

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

DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Cont’d.)

(3)	Commitments and Contingencies (Cont’d.)

Litigation (Cont’d.)

Bigelow/Diversified Secondary Partnership’s Fund 1990 Litigation (Cont’d.)

General Partner for an assignment of all of a settling limited partner’s interest in the Partnership to the General Partner. Limited partners holding approximately 43.94% of the interests (including the Grape Investors Settlement) in the Partnership settled on these terms.

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

The aggregate distribution in connection with the December 4, 2001 offer, was approximately $748,000, of which $292,000 was paid on December 31, 2001 and $456,000 was paid on February 28, 2002. Limited partners holding a total aggregate of approximately 55.86% of the interests in the Partnership have now settled.

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

DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Cont’d.)

(3)	Commitments and Contingencies (Cont’d.)

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

On March 4, 2002, defendants filed a motion for summary adjudication of their sole remaining claim for breach of contract. On April 2, 2002, the court granted this motion and dismissed the action against all defendants except the general partner, its partners and Arthur B. Birtcher.

On March 15, 2002, plaintiffs filed a motion for leave to file a second amended complaint, based upon allegations of breach of contract, intentional interference with contractual relations and intentional interference with prospective economic advantage. The court denied this motion on April 9, 2002.

As noted above, limited partners holding approximately 55.86% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner as of February 28, 2002.

(4)	Accrued Expenses for Liquidation

Accrued expenses for liquidation as of March 31, 2002, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through September 10, 2002. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. During the three months ended March 31, 2002, the Partnership incurred $138,000 of such expenses. The General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the pending settlement of the on-going litigation. The provision for liquidation expenses was accordingly reduced by $408,000 to reflect the projected liquidation in September 2002.

DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Cont’d.)

(4)	Accrued Expenses for Liquidation (Cont’d.)

The actual costs could vary from the related provisions due to the uncertainty involved in making such projections and the fact that any delays may increase future costs.

(5)	Subsequent Event

In April 2002, it was determined that the Partnership’s transfer agent mistakenly overpaid distributions to five limited partners as part of the December 31, 2000 litigation settlement. The overpayments totaled approximately $224,000. The transfer agent has agreed to seek recovery of these funds at its own expense, and to make full restitution to the Partnership. As of May 13, 2002, the transfer agent has recovered and returned to the Partnership $215,000 from two limited partners.

DAMSON/BIRTCHER REALTY INCOME FUND-I

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Sale of the Properties

The Partnership sold five of its six remaining properties during the year ended December 31, 1999 and sold its last property, on May 31, 2000.

Other Matters

The Partnership made no regular distributions during the year ended December 31, 2001 or during the three months ended March 31, 2002.

As of May 31, 2000, the Partnership had sold all of its operating properties. Two lawsuits remain pending against the Partnership and its General Partner and certain of its affiliates that seek, among other things, unspecified monetary damages. The Partnership Agreement mandates that the General Partner provide for all of the Partnership’s liabilities and obligations, including contingent liabilities, before distributing liquidation proceeds to its partners. Therefore, the amount and timing of any distribution of liquidation proceeds will be determined by the General Partner in light of these and other relevant considerations. See “Legal Proceedings” for further discussion.

Results of Operations for the Three Months Ended March 31, 2002

The Partnership completed the sale of all of its remaining properties in four separate transactions during 1999 and 2000. The Partnership’s operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

For the three months ended March 31, 2002, interest income was approximately $15,000 as compared to $57,000 for the three months ended March 31, 2001. The decreases in interest income were reflective of the decrease in cash and cash equivalent balances that resulted from the cash distributed to the limited partners in conjunction with the offer to settle and a lower rate-of-return on Certificates of Deposit.

Accrued expenses for liquidation as of March 31, 2002, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through September 10, 2002. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. The General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the pending settlement of the on-going litigation. The provision for liquidation expenses was accordingly reduced by $408,000 to reflect the projected liquidation in September 2002.

The actual costs could vary from the related provisions due to the uncertainty involved in making such projections and the fact that any delays may increase future costs.

DAMSON/BIRTCHER REALTY INCOME FUND-I

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Results of Operations for the Three Months Ended March 31, 2002 (Cont’d.)

Liquidation expenses incurred for the three months ended March 31, 2002 include charges of $3,000 from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership. Also included in liquidation expenses incurred for the three months ended March 31, 2002 are direct charges of $135,000, related to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2002, the Partnership had cash equivalents of $1,952,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

DAMSON/BIRTCHER REALTY INCOME FUND-I

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 6, 2002, Damson/Birtcher Realty Income Fund-I, Damson/Birtcher Realty Income Fund-II, and Real Estate Income Partners III (the “Partnerships”), their general partners and all other remaining defendants entered into a settlement agreement with the named plaintiffs in the Bigelow/Diversified Secondary Partnership Fund 1990 litigation and the Madison Partnership and ISA Partnership litigation. (Each of these matters is described more fully below.) Pursuant to the settlement agreement, the general partners and their insurer will contribute $2,500,000 to the Partnerships for distribution to all current limited partners according to an allocation formula that guarantees that the settlement amount received by the limited partners, plus all remaining funds available for distribution by the Partnerships, will be at least 6% more than the amount the limited partners received pursuant to the defendants’ 2000 settlement offer. Plaintiffs’ counsel will apply to the court for an award of attorneys’ fees, costs and expenses not to exceed $1,000,000, to be paid out of the settlement funds, with the attorneys’ fees portion of the application not to exceed $900,000. The general partners and the other remaining defendants have agreed to take no position on this application. Plaintiffs’ counsel also intend to apply to the court for incentive awards to the plaintiffs, not to exceed $30,000 in aggregate, which will be deducted from the award of attorneys’ fees. In exchange, both cases will be dismissed with prejudice and class members will release the Partnerships, their general partners and other defendants and their affiliates and insurers from any and all claims.

The settlement has been submitted to the Superior Court of the State of California for the County of Orange for preliminary approval. Assuming it gives preliminary approval, the Court then will authorize the Partnership to mail notice of the proposed settlement to all class members. If the members of the class wish to obtain the benefits of the settlement, they need do nothing in response to the notice. If any member of the class wishes to oppose the settlement, that member must make his or her objections known by filing a written statement with the Superior Court by a date certain in mid-June, which date will be specified in the notice. The settlement is subject to final approval by the Superior Court of the State of California, plus dismissal with prejudice of the Bigelow action by the Delaware Chancery Court.

The settlement agreement contemplates final approval of the settlement and a final distribution of cash to limited partners in September 2002. We anticipate that the Partnerships will shortly thereafter wind up their operations, deregister their partnership interests under the Securities Exchange Act of 1934 and complete their dissolution.

So far as is known to the General Partner, the Partnership is not subject to any material pending legal proceedings, except for the following:

Bigelow/Diversified Secondary Partnership’s Fund 1990 Litigation

On March 25, 1997, a Limited Partner named Bigelow/Diversified Secondary Partnership Fund 1990 L.P. filed a purported class action lawsuit in the Court of Common Pleas of Philadelphia County against Damson/Birtcher Partners, Birtcher Investors, Birtcher/Liquidity Properties, Birtcher Investments, L.F.

DAMSON/BIRTCHER REALTY INCOME FUND-I

ITEM 1.	LEGAL PROCEEDINGS (Cont’d.)

Bigelow/Diversified Secondary Partnership’s Fund 1990 Litigation (Cont’d.)

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

On October 27, 2000, defendants sought permission of the court to communicate an offer to settle to individual limited partners of the Partnership. Plaintiff’s counsel opposed that motion. On December 4, 2000, the court ruled that defendants could communicate an offer to settle to individual limited partners. The distribution to Grape was approximately $576,000.

DAMSON/BIRTCHER REALTY INCOME FUND-I

ITEM 1.	LEGAL PROCEEDINGS (Cont’d.)

Bigelow/Diversified Secondary Partnership’s Fund 1990 Litigation (Cont’d.)

Thereafter, on December 12, 2000, the Partnership and the General Partner mailed to the limited partners an offer to settle this lawsuit and all other claims (including the Madison Partnership and ISA Partnership Litigation referenced below) for payment of each settling limited partner’s pro rata share of the proceeds available for distribution from liquidation of the Partnership’s properties (approximately $75 per $1,000 of original investment interest) plus a nominal payment of $1.00 from the General Partner for an assignment of all of a settling limited partner’s interest in the Partnership to the General Partner. Limited partners holding approximately 43.94% of the interests (including the Grape Investors Settlement) in the Partnership settled on these terms.

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

The aggregate distribution in connection with the December 4, 2001 offer, was approximately $748,000, of which $292,000 was paid on December 31, 2001 and $456,000 was paid on February 28, 2002. Limited partners holding a total aggregate of approximately 55.86% of the interests in the Partnership have now settled.

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

DAMSON/BIRTCHER REALTY INCOME FUND-I

ITEM 1.	LEGAL PROCEEDINGS (Cont’d.)

Madison Partnership and ISA Partnership Litigation (Cont’d.)

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

On March 4, 2002, defendants filed a motion for summary adjudication of their sole remaining claim for breach of contract. On April 2, 2002, the court granted this motion and dismissed the action against all defendants except the general partner, its partners and Arthur B. Birtcher.

On March 15, 2002, plaintiffs filed a motion for leave to file a second amended complaint, based upon allegations of breach of contract, intentional interference with contractual relations and intentional interference with prospective economic advantage. The court denied this motion on April 9, 2002.

As noted above, limited partners holding approximately 55.86% of the interests in the Partnership have settled this (and all other) cases against the Partnership and the General Partner as of February 28, 2002.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits: None

b)	Reports on Form 8-K: None filed during the three months ended March 31, 2002.

DAMSON/BIRTCHER REALTY INCOME FUND — I

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAMSON/BIRTCHER REALTY INCOME FUND — I

By:	DAMSON/BIRTCHER PARTNERS (General Partner)	By:	BIRTCHER PARTNERS, a California general partnership

			By:	BIRTCHER INVESTMENTS, a California general partnership, General Partner of Birtcher Partners

				By:	BIRTCHER LIMITED, a California limited partnership, General Partner of Birtcher Investments

					By:	BREICORP, a California corporation, formerly known as Birtcher Real Estate Inc., General Partner of Birtcher Limited

Date:	May 14, 2002					By:	/s/ Robert M. Anderson Robert M. Anderson Executive Director BREICORP

		By:	LF Special Fund I, L.P., a California limited partnership

			By:	Liquidity Fund Asset Management, Inc., a California corporation, General Partner of LF Special Fund I, L.P.

Date:	May 14, 2002			By:	/s/ Brent R. Donaldson Brent R. Donaldson President Liquidity Fund Asset Management, Inc.