Form 10-Q
period 2002-06-30
DAMSON BIRTCHER REALTY INCOME FUND I
filed 2002-08-14
CIK 745932

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended	June 30, 2002

Commission file number	0-13563

For Quarter Ended June 30, 2002

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

Yes     [X]                No     [   ]

DAMSON/BIRTCHER REALTY INCOME FUND-I
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2002

INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Statements of Net Assets in Liquidation — June 30, 2002 (Unaudited)and December 31, 2001 (Audited)	3
	Statements of Changes of Net Assets in Liquidation - Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 6.	Exhibits and Reports on Form 8-K	16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAMSON/BIRTCHER REALTY INCOME FUND-I
STATEMENTS OF NET ASSETS IN LIQUIDATION

	June 30,	December 31,
	2002	2001

	(unaudited)
ASSETS (Liquidation Basis):
Cash and cash equivalents	$3,020,000	$3,425,000
Cash held in escrow	—	85,000
Receivables, net	6,000	1,000

Total Assets	3,026,000	3,511,000

LIABILITIES (Liquidation Basis):
Accounts payable and accrued liabilities	135,000	137,000
Accrued expenses for liquidation	162,000	881,000

Total Liabilities	297,000	1,018,000

Net Assets in Liquidation	$2,729,000	$2,493,000

The accompanying notes are an integral part of these financial statements.

DAMSON/BIRTCHER REALTY INCOME FUND-I
STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net assets in liquidation at beginning of period	$2,460,000	$3,219,000	$2,493,000	$3,162,000

Increase during period:
Operating activities- interest income	12,000	47,000	27,000	104,000

Liquidating activities:
Distributions to partners	213,000	(2,000)	(243,000)	(2,000)
Decrease (increase) in provision for liquidation expenses	44,000	(401,000)	452,000	(401,000)

	257,000	(403,000)	209,000	(403,000)

Net increase (decrease) in assets in liquidation	269,000	(356,000)	236,000	(299,000)

Net assets in liquidation at end of period	$2,729,000	$2,863,000	$2,729,000	$2,863,000

The accompanying notes are an integral part of these financial statements.

DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS — UNAUDITED

(1)	Accounting Policies

The financial statements of Damson/Birtcher Realty Income Fund-I (the “Partnership”) included herein have been prepared by the General Partner, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements include all adjustments which are of a normal recurring nature and, in the opinion of the General Partner, are necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Untied States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2001.

The Partnership uses the liquidation basis of accounting.

Sale of the Properties

The Partnership sold five of its six remaining properties during the year ended December 31, 1999 and sold its last property on May 31, 2000.

(2)	Transactions with Affiliates

The Partnership has no employees and, accordingly, the General Partner and its affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership. The General Partner and affiliates are reimbursed for their general and administrative costs actually incurred and associated with services performed on behalf of the Partnership. For the three months ended June 30, 2002 and 2001, the Partnership incurred approximately $3,000 and $2,000, respectively of such costs. For the six months there ended, such costs were $6,000 and $5,000, respectively.

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

The settlement was submitted to the Superior Court of the State of California for the County of Orange for preliminary approval. The Court gave preliminary approval and authorized the Partnerships to mail notice of the proposed settlement to all class members, which has been done. No class member objected to the settlement.

DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Cont’d.)

(3)	Commitments and Contingencies (Cont’d.)

Litigation (Cont’d.)

On June 28, 2002, the court approved the settlement and dismissed the Madison Partnership and ISA Partnership litigation. On July 3, 2002, the Delaware Chancery Court dismissed the Bigelow/Diversified Secondary Partnership Fund 1990 litigation.

Pursuant to the settlement agreement, the general partners and their insurer have contributed $2,500,000 (subsequent to June 30, 2002) to the Partnerships for distribution to all current limited partners according to an allocation formula that guarantees that the settlement amount received by the limited partners, plus all remaining funds available for distribution by the Partnerships, will be at least 6% more than the amount the limited partners received pursuant to the defendants’ 2000 settlement offer. Plaintiffs’ counsel applied to the court and received an award of attorneys’ fees in the amount of $873,754, plus reimbursement of costs and expenses of $126,246, plus incentive awards to the named plaintiffs in the aggregate amount of $30,000, all of which sums have been paid out of the settlement funds. In exchange, both cases have been dismissed with prejudice and class members have released the Partnerships, their general partners and other defendants and their affiliates and insurers from any and all claims.

Assuming that there is no appeal from the court orders of dismissal, the settlement agreement contemplates a final distribution of cash to limited partners within one week following expiration of the time to file an appeal on August 27, 2002. We anticipate that the Partnerships will shortly thereafter wind up their operations, deregister their partnership interests under the Securities Exchange Act of 1934 and complete their dissolution.

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

The aggregate distribution in connection with the December 4, 2001 offer, was approximately $748,000, of which $292,000 was paid on December 31, 2001 and $456,000 was paid on February 28, 2002. As of February 28, 2002, limited partners holding a total aggregate of approximately 55.86% of the interests in the Partnership had settled.

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

As noted above, limited partners holding approximately 55.86% of the interests in the Partnership had settled this (and all other) cases against the Partnership and the General Partner as of February 28, 2002.

(4)	Accrued Expenses for Liquidation

Accrued expenses for liquidation as of June 30, 2002, includes estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through September 10, 2002. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. During the three and six months ended June 30, 2002, the Partnership incurred $129,000 and $267,000, respectively, of such expenses. The General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the pending settlement of the

DAMSON/BIRTCHER REALTY INCOME FUND-I

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Cont’d.)

(4)	Accrued Expenses for Liquidation (Cont’d.)

on-going litigation. The provision for liquidation expenses was accordingly reduced by $44,000 and $452,000 during the three and six months ended June 30, 2002, respectively.

The actual costs could vary from the related provisions due to the uncertainty involved in making such projections and the fact that any delays may increase future costs.

(5)	Other Matters

In April 2002, it was determined that the Partnership’s transfer agent mistakenly overpaid distributions to five limited partners as part of the December 31, 2000 litigation settlement. The overpayments totaled approximately $224,000. The transfer agent has agreed to seek recovery of these funds at its own expense, and to make full restitution to the Partnership. As of June 30, 2002, the transfer agent had recovered and returned to the Partnership approximately $215,000 from two limited partners. These recovered payments have been reflected on the Statements of Changes of Net Assets in Liquidation as a reduction in distributions to partners as of June 30, 2002. On July 2, 2002, an additional $5,000 was recovered and returned to the Partnership.

DAMSON/BIRTCHER REALTY INCOME FUND-I

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Sale of the Properties

The Partnership sold five of its six remaining properties during the year ended December 31, 1999 and sold its last property, on May 31, 2000.

Other Matters

The Partnership made no regular distributions during the year ended December 31, 2001 or during the three and six months ended June 30, 2002.

As of May 31, 2000, the Partnership had sold all of its operating properties.

A final distribution is anticipated between August 27, 2002 and September 2, 2002 in connection with the settlement of the two pending lawsuits. See “Legal Proceedings” for further discussion.

Results of Operations for the Three and Six Months Ended June 30, 2002

The Partnership completed the sale of all of its remaining properties in four separate transactions during 1999 and 2000. The Partnership’s operating results have been reflected on the Statements of Changes of Net Assets in Liquidation.

For the three and six months ended June 30, 2002, interest income was approximately $12,000 and $27,000, respectively, as compared to $47,000 and $104,000, respectively, for the three and six months ended June 30, 2001. The decreases in interest income were reflective of the decrease in cash and cash equivalent balances that resulted from the cash distributed to the limited partners in conjunction with the offer to settle and lower rates-of-return on Certificates of Deposit.

Accrued expenses for liquidation as of June 30, 2002, include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership through September 10, 2002. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services. The General Partner re-evaluated the estimated costs to wind up and dissolve the Partnership given the pending settlement of the on-going litigation. The provision for liquidation expenses was accordingly reduced by $44,000 and $452,000 during the three and six months ended June 30, 2002, respectively.

The actual costs could vary from the related provisions due to the uncertainty involved in making such projections and the fact that any delays may increase future costs.

DAMSON/BIRTCHER REALTY INCOME FUND-I

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont’d.)

Results of Operations for the Three and Six Months Ended June 30, 2002 (Cont’d.)

Liquidation expenses incurred for the three and six months ended June 30, 2002 include charges of $3,000 and $6,000, respectively, from the General Partner and its affiliates for services rendered in connection with administering the affairs of the Partnership. Also included in liquidation expenses incurred for the three and six months ended June 30, 2002 are direct charges of $126,000, and $261,000, related to audit fees, tax preparation fees, legal and professional fees, costs incurred in providing information to the Limited Partners and other miscellaneous costs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2002, the Partnership had cash equivalents of $1,959,000 invested in interest-bearing certificates of deposit. These investments are subject to interest rate risk due to changes in interest rates upon maturity. Declines in interest rates over time would reduce Partnership interest income.

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

The settlement was submitted to the Superior Court of the State of California for the County of Orange for preliminary approval. The Court gave preliminary approval and authorized the Partnerships to mail notice of the proposed settlement to all class members, which has been done. No class member objected to the settlement.

On June 28, 2002, the court approved the settlement and dismissed the Madison Partnership and ISA Partnership litigation. On July 3, 2002, the Delaware Chancery Court dismissed the Bigelow/Diversified Secondary Partnership Fund 1990 litigation.

Pursuant to the settlement agreement, the general partners and their insurer have contributed $2,500,000 (subsequent to June 30, 2002) to the Partnerships for distribution to all current limited partners according to an allocation formula that guarantees that the settlement amount received by the limited partners, plus all remaining funds available for distribution by the Partnerships, will be at least 6% more than the amount the limited partners received pursuant to the defendants’ 2000 settlement offer. Plaintiffs’ counsel applied to the court and received an award of attorneys’ fees in the amount of $873,754, plus reimbursement of costs and expenses of $126,246, plus incentive awards to the named plaintiffs in the aggregate amount of $30,000, all of which sums have been paid out of the settlement funds. In exchange, both cases have been dismissed with prejudice and class members have released the Partnerships, their general partners and other defendants and their affiliates and insurers from any and all claims.

Assuming that there is no appeal from the court orders of dismissal, the settlement agreement contemplates a final distribution of cash to limited partners within one week following expiration of the time to file an appeal on August 27, 2002. We anticipate that the Partnerships will shortly thereafter wind up their operations, deregister their partnership interests under the Securities Exchange Act of 1934 and complete their dissolution.

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

The aggregate distribution in connection with the December 4, 2001 offer, was approximately $748,000, of which $292,000 was paid on December 31, 2001 and $456,000 was paid on February 28, 2002. As of February 28, 2002, limited partners holding a total aggregate of approximately 55.86% of the interests in the Partnership had settled.

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

As noted above, limited partners holding approximately 55.86% of the interests in the Partnership had settled this (and all other) cases against the Partnership and the General Partner as of February 28, 2002.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits: None

b)	Reports on Form 8-K: None filed during the three months ended June 30, 2002.

DAMSON/BIRTCHER REALTY INCOME FUND-I

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAMSON/BIRTCHER REALTY INCOME FUND-I

By:	DAMSON/BIRTCHER PARTNERS (General Partner)	By:	BIRTCHER PARTNERS, a California general partnership

			By:	BIRTCHER INVESTMENTS, a California general partnership, General Partner of Birtcher Partners

				By:	BIRTCHER LIMITED, a California limited partnership, General Partner of Birtcher Investments

					By:	BREICORP, a California corporation, formerly known as Birtcher Real Estate Inc., General Partner of Birtcher Limited

Date:	August 14, 2002					By:	/s/ Robert M. Anderson

Robert M. Anderson Executive Director BREICORP

		By:	LF Special Fund II, L.P., a California limited partnership

			By:	Liquidity Fund Asset Management, Inc., a California corporation, General Partner of LF Special Fund II, L.P.

Date:	August 14, 2002			By:	/s/ Brent R. Donaldson

Brent R. Donaldson President Liquidity Fund Asset Management, Inc.